Form 10-Q
period 1995-06-30
ARISTA INVESTORS CORP
filed 1995-08-14
CIK 799902

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C. 20549


    (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended  June 30, 1995
                                    --------------
                              OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ______________ to __________


                 Commission File No. 2-8381-NY


                    ARISTA INVESTORS CORP.
    -----------------------------------------------------
    (Exact name of registrant as specified in its charter)

          DELAWARE                             13-2957684
----------------------------                ------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)

    116 John Street, New York, N.Y.                10038
---------------------------------------         ----------
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code:  (212)964-2150


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No____


The aggregate number of Registrant's outstanding shares on August 10, 1995 was 1,930,600 Class A Common Stock, $0.01 par value and 47,400 Class B Common Stock, $0.01 par value.

                             ARISTA INVESTORS CORP.

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                    Page
                                                                 -----


    Item 1. Financial Statements:

    Consolidated Balance Sheets at June 30, 1995                  3
      (Unaudited) and December 31, 1994

    Consolidated Statements of Operations (Unaudited) for         5
      the three months and six months ended June 30, 1995
      and 1994

    Consolidated Statements of Changes in Stockholders'           6
      Equity, for the six months ended June 30, 1995
      (Unaudited) and the year ended December 31,
      1994

    Consolidated Statements of Cash Flows (Unaudited)             7
      for the six months ended June 30, 1995 and 1994

    Notes to Consolidated Financial Statements                    8
      (Unaudited)

    Item 2. Management's Discussions and Analysis of
            Financial Condition and Results of Operations:

    Management's Discussion and Analysis of                      10
      Financial Condition and Results of Operations

PART II. OTHER INFORMATION

    Item 1 through Item 6                                        13

    Signatures                                                   14

PART I. FINANCIAL INFORMATION

                   ARISTA INVESTORS CORP.

                CONSOLIDATED BALANCE SHEETS


                                                   June 30,     December 31,
                                                     1995           1994
                                                 ------------   ------------
                                                 (unaudited)
                 ASSETS
                 ------

Investments:

  Held to maturity:
    Bonds and long-term U. S. Treasury
      obligations at amortized cost (market
      value - $2,700,529 at June 30, 1995
      and $2,490,986 at December 31, 1994)        $2,661,099     $2,667,259

    Short-term U. S. Treasury, at amortized cost
      obligations (market value $421,060  at
      June 30, 1995 and $207,818 at December
      31, 1994)                                      421,060        207,818

  Available-for-sale securities:
    Redeemable preferred stocks, at market value
      (amortized cost of $141,345 at June 30,
      1995 and $143,581 at December 31, 1994)        122,264        113,304

  Trading security, at market (cost of $3
    at June 30, 1995 and December 31, 1994)            1,018          1,018
                                                 -------------- ------------

           Total investments                       3,205,441      2,989,399

Cash and equivalents                               2,894,934      2,724,864

Premiums receivable, net                           2,592,000      3,164,250

Deferred policy acquisition costs, net             1,154,633        794,988

Intangible assets                                    322,812        385,053

Furniture and office equipment, at cost, net of
  accumulated depreciation of $628,126 at June
  30, 1995 and $604,230 at December 31, 1994         140,475        120,642

Prepaid and refundable income taxes                  806,917        817,289

Other assets                                       1,134,096        922,550
                                                 ------------   ------------

                                                 $12,251,308    $11,919,035
                                                 ============   ============

                       ARISTA INVESTORS CORP.

                    CONSOLIDATED BALANCE SHEETS



                                                   June 30,    December 31,
                                                     1995          1994
                                                 ------------  ------------
                                                 (unaudited)
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Liabilities:
   Payable to reinsurers                        $    117,736  $     80,393
   Net claims liabilities                          2,356,704     2,460,723
   Net unearned premiums                             822,576       679,183
   Net commissions payable                         1,677,266     1,319,211
   Accounts payable and accrued expenses             909,580     1,089,262
   Deferred income taxes                             269,273       279,042
                                                 ------------  ------------

              Total liabilities                    6,153,135     5,907,814
                                                 ------------  ------------

Commitments and contingencies: (Note 2)

Stockholders' equity:
   Class A common stock, $.01 par value;
     9,950,000 shares authorized; 1,940,600 issued    19,406        19,406

   Common stock, Class B, $.01 par value; 50,000
     shares authorized, 47,400 shares issued and
     outstanding                                         474           474

   Additional paid-in capital                      4,193,354     4,193,354

   Retained earnings                               1,930,760     1,855,005

   Net unrealized loss on marketable securities      (19,081)      (30,278)
                                                 ------------  ------------
                                                   6,124,913     6,037,961

   Less 10,000 shares Class A common stock in
     treasury, at cost                               (26,740)      (26,740)
                                                 ------------  ------------

              Total stockholders' equity           6,098,173     6,011,221
                                                 ------------  ------------

                                                 $12,251,308   $11,919,035
                                                 ============  ============


The accompanying notes are an integral part of these financial statements.

                          ARISTA INVESTORS CORP.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Unaudited)


                                                       Three months ended                     Six months ended
                                                            June 30,                               June 30,
                                                    ----------------------------        -------------------------------
                                                       1995              1994                1995               1994
                                                    -----------     -------------       ------------       ------------
Revenue:
  Gross premiums earned  (Note 2)                 $  6,521,075       $  6,765,164       $ 13,070,553       $ 13,018,516
   Ceded premiums earned  (Note 2)                   3,260,537          3,382,582          6,535,276          6,509,258
                                                     ---------         ---------        ------------       ------------
          Net premiums earned                        3,260,538          3,382,582          6,535,277          6,509,258
   Net realized investment losses                            0                  0               (137)            (2,342)
   Investment income                                    51,669             53,818            108,045            104,868
   Other income                                         82,884             24,222            127,562             95,603
                                                     ---------         ---------        ------------       ------------
          Total revenue                              3,395,091          3,460,622          6,770,747          6,707,387
                                                     ---------         ---------        ------------       ------------
Expenses:
   Underwriting (Note 2):
    Gross claims incurred                            3,770,974          4,504,432          8,485,320          8,616,556
    Ceded claims incurred                            1,885,487          2,252,216          4,242,660          4,308,278
                                                     ---------         ---------        ------------       ------------
          Net claims incurred                        1,885,487          2,252,216          4,242,660          4,308,278
                                                     ---------         ---------        ------------       ------------
    Gross commissions incurred                       1,069,874          1,107,790          2,176,105          1,932,845
    Ceded commissions incurred                       1,309,841          1,060,178          2,161,910          2,068,258
                                                     ---------         ---------        ------------       ------------
          Net commissions incurred (earned)           (239,967)            47,612             14,195           (135,413)
                                                     ---------         ---------        ------------       ------------
          Total underwriting expenses                1,645,520          2,299,828          4,256,855          4,172,865
   General and administrative expenses               1,155,835          1,276,977          2,347,405          2,276,612
                                                      ---------         ---------        ------------      ------------
           Total expenses                            2,801,355          3,576,805          6,604,260          6,449,477
                                                     ---------         ---------        ------------       ------------
Income (loss) before income taxes (benefits)           593,736           (116,183)           166,487            257,910
Provision for income taxes (benefits) (Note 4)         218,690            (41,330)            90,732            134,270
                                                     ---------         ---------        ------------       ------------
Net income (loss)                                      375,046            (74,853)            75,755            123,640
                                                     =========         ==========       ============       ============
Net income (loss) per common share                $       0.16       ($      0.03)      $       0.03       $       0.06
                                                     =========         =========        =============      ============
Weighted average number of common
  shares outstanding                                 2,330,977           2,233,191         2,318,404          2,248,407
                                                     =========          =========       ============       ============


           The accompanying notes are an integral part of these financial statements.

                                                       ARISTA INVESTORS CORP.

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                               Six months ended June 30, 1995 (unaudited) and year ended December 31, 1994


                                   Class A               Class B                                             Cost of
                                  Common Stock         Common Stock                                          Class A
                                  -----------------  -----------------                          Unrealized   Common
                                  Number     Par       Number Par                               depreciation Stock       Total
                                  of         value     of     value    Paid-in      Retained    of equity    held in  stockholders'
                                  Shares     $.01      Shares $.01     capital      earnings    securities   treasury    equity
                                  ---------  -------  ------- -----   -----------  -----------  ------------ -------- -------------
Balance - January 1, 1994         1,940,600  $19,406  47,400  $  474  $ 4,193,354  $ 2,096,134  ($14,863)  ($26,740)   $6,267,765
   Net loss                             --       --      --      --           --      (241,129)      --         --       (241,129)

   Net investment losses                --       --      --      --           --           --    (15,415)       --        (15,415)
                                  ---------  -------  ------  ------  -----------  -----------  ---------  --------    ----------
Balance - December 31, 1994       1,940,600   19,406  47,400     474    4,193,354    1,855,005   (30,278)   (26,740)    6,011,221

   Net income (unaudited)               --       --      --      --           --        75,755       --          --        75,755
   Net investment gains
     (unaudited)                        --       --      --      --           --           --     11,197         --        11,197
                                  ---------  -------  ------  ------  -----------  -----------  ---------  --------    ----------
Balance - June 30, 1995
  (unaudited)                     1,940,600  $19,406  47,400   $ 474  $ 4,193,354  $ 1,930,760  ($19,081)  ($26,740)   $6,098,173
                                  =========  =======  ======  ======  ===========  ===========  =========  ========    ==========


     The accompanying notes are an integral part of these financial statements.

                            ARISTA INVESTORS CORP.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Six months ended June 30, 1995 and 1994
                                 (Unaudited)

                                                                        1995               1994
                                                                   ------------        -------------
Cash flows from operating activities:
  Net income                                                      $    75,755           $   123,640
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                      23,896                32,721
      Amortization of deferred acquisition costs                       154,614                92,216
      Amortization of intangible assets                                 62,241                70,800
      Deferred income taxes/(benefit)                                   (9,769)               13,505
      (Increase) decrease in operating assets:
        Premiums receivable                                            572,250              (313,237)
        Prepaid and refundable income taxes                             10,372              (408,237)
        Other assets                                                  (211,546)             (380,913)
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                         (179,682)              508,918
        Payable to reinsurer                                            37,343                 7,168
        Net claims liabilities                                        (104,019)               30,163
        Net unearned premiums                                          143,393               105,565
        Commissions payable                                            358,055              (172,666)
                                                                  ------------          -------------

            Net cash provided by (used in) operating activities        932,903              (290,357)
                                                                  ------------          -------------
Cash flows from investing activities:
  Capital expenditures                                                 (43,729)              (23,410)
  Proceeds from sale of investments                                      2,237               765,370
  Purchases of investments                                            (207,082)             (975,000)
  Payments to acquire new insurance business                          (514,259)             (402,000)
                                                                  ------------          -------------
                 Net cash used in investing activities                (762,833)             (635,040)
                                                                  ------------          -------------

                       Increase in cash and equivalents                170,070              (925,397)
Cash and equivalents:
  Beginning of year                                                  2,724,864             2,354,897
                                                                  ------------          -------------
  June 30,                                                         $ 2,894,934           $ 1,429,500
                                                                  ============          =============



    The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1995 and 1994
                                  (Unaudited)


Note 1 - Basis of presentation
-------------------------------

The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles ("GAAP"). GAAP differs from statutory accounting principles ("SAP") used by insurance companies in reporting to state regulatory agencies. In the opinion of the management of Arista Investors Corp. (the "Company" or the "Registrant"), all adjustments (consisting of normal recurring accruals only) have been reflected for a fair presentation of the unaudited financial position as of June 30, 1995 and results of operations for the six-month and three-month periods ended June 30, 1995 and 1994. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.

Note 2 - Reinsurance
--------------------

Effective October 1, 1992, Arista Insurance Company ("Arista") entered into a stop loss reinsurance agreement ("Agreement") with its reinsurer. The Agreement provides for Arista to cede 50% of its disability policies written to the reinsurer, when Arista's loss ratio is equal to or greater than 75%, up to but not to exceed 100% of earned premiums. The reinsurer is paid a fee based on Arista's earned premiums. The Agreement is subject to cancellation by either party on 90 days' prior written notice.

Effective October 1, 1993, Arista entered into a new agreement with NRG America Reassurance Corporation (during 1994, its name was subsequently changed to Harbourton Reinsurance, Inc., "Harbourton") whereby Arista will cede, by way of reinsurance, a 50% quota share of Arista's liability with respect to New York Statutory Disability benefits issued to policyholders. For this, Harbourton will receive a fee based on premiums ceded.

A contingent liability exists with respect to reinsurance ceded which would become a liability of Arista in the event that the reinsurer is unable to meet its proportionate share of the obligations assumed under the Agreement.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1995 and 1994
                                  (unaudited)


Note 3 - Related parties
------------------------

Bernard Kooper, President of the Company, Chairman of the Boards of Directors of the Company and Arista and a Director of The Collection Group, Inc. and American Accident and Health Insurance Company, beneficially owns 22.88% and 100% of the outstanding shares of Class A and Class B Common Stock, respectively (including 30,400 shares of Class A Common Stock owned by Arlyne Kooper, wife of Bernard Kooper, and 365,000 shares of Class A Common Stock issuable upon the exercise of the warrant held by Mr. Kooper). This does not include securities and/or options to purchase shares of Class A Common Stock owned by Andrew H. Kooper, son of Mr. Kooper, or by Louis H. Saltzman, son-in-law of Mr. Kooper. Mr. Kooper is also the owner of Bernard Kooper Life Agency, Inc. (the "Agency"), one of the general agents of Arista. The Agency received approximately $111,000 and $124,000 in commissions from Arista during the six months ended June 30, 1995 and 1994, respectively. Of this amount, the Agency paid approximately $80,000 and $89,000 during the six months ended June 30, 1995 and 1994, respectively, to brokers, which included certain members of the Board of Directors of the Company and Arista. The amount paid to members of the Board of Directors of the Company and/or Arista by the Agency was approximately $11,000 and $10,000 during the six months ended June 30, 1995 and 1994, respectively.


Note 4 - Consolidated income taxes
----------------------------------

Consolidated income taxes paid aggregated $221,797 and $254,451 for the six months ended June 30, 1995 and 1994, respectively.


Note 5 - Policy Acquisitions
----------------------------

Arista has incurred costs under various agreements it has entered into while acquiring the right to offer New York State statutory disability benefits coverage to former policyholders of other disability carriers. The costs include professional fees and finder's fees as well as fees paid directly to these disability carriers for such right. For financial statement purposes, such costs are deferred and are being amortized to income over five years. These costs, for all acquisitions, amounted to $2,194,159 and $1,254,125 at June 30, 1995 and 1994, respectively. Accumulated amortization was $1,039,526 and $710,295 at June 30, 1995 and 1994, respectively.

Amortization of deferred acquisition costs charged to operations aggregated $154,614 and $92,216 for the six months ended June 30, 1995 and 1994, respectively.

                             ARISTA INVESTORS CORP.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 June 30, 1995
                                  (Unaudited)


Results of Operations
---------------------

The Company's net income after taxes for the six months of 1995 and 1994 were approximately $76,000 and $124,000, respectively. For the second quarter ended June 30, 1995, the Company had net income of approximately $375,000 as compared to an after tax loss of approximately $75,000 for the same period of 1994. Income before provision for income taxes for the first six months of 1995 was approximately $166,000 as compared to $258,000 for the comparable period of 1994. The principal reasons for the increase in income from operations for the second quarter of 1995 as compared to the comparable 1994 period were a decrease in the incurred loss ratio as well as a decrease in general and administrative expenses.

Arista's gross premiums earned were approximately $13.1 million and $13.0 million for the first six months of 1995 and 1994, respectively. Gross premiums earned for the second quarters of 1995 and 1994 were approximately $6.5 million and $6.8 million, repectively. Under an Assumption Reinsurance Treaty with American Medical and Life Insurance Company ("American Med"), effective January 1, 1995, Arista acquired the book of New York Statutory Disability Benefit insurance that had been previously ceded by American Med to Arista (effective October 1, 1994). This book of disability insurance increased gross premiums earned by approximately $1.3 million for the first six months of 1995. This increase was offset in part by a reduction in premiums earned on Arista's existing book of disability insurance, which was attributable to a reduction in the number of covered lives as well as in the number of policyholders covered.


Arista's gross claims incurred for the first six months of 1995 were approximately $8.5 million, representing 64.9% of the gross premiums earned. For the first six months of 1994, gross claims incurred were approximately $ 8.6 million, representing

                             ARISTA INVESTORS CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 June 30, 1995
                                  (Unaudited)


66.2% of gross premiums earned. For the second quarters of 1995 and 1994, the ratios were 57.8% and 66.6%, respectively. It is not possible for management to predict whether or not such short-range quarterly changes in the gross claims incurred are indicative of any trend.

Consolidated investment income for the first six months of 1995 and 1994 were approximately $108,000 and $105,000, respectively. For the second quarters of 1995 and 1994, consolidated investment income was approximately $52,000 and $54,000 respectively.

Other income for the first six months of 1995 and 1994 were approximately $127,000 and $95,000, respectively. For the second quarter of 1995 and 1994, other income was approximately $83,000 and $24,000. The change in the second quarter of 1995 as compared to 1994 was attributable to increased third party administrative fees and to interest earned on a federal income tax refund.

Arista's gross commissions incurred as a percentage of gross premiums earned were 16.7% and 14.9% for the first six months of 1995 and 1994, respectively. In addition, the ratios of gross commissions incurred to gross premiums earned during the second quarters of 1995 and 1994 were each 16.4%.

The consolidated general and administrative expenses for the first six months of 1995 and 1994 were each approximately $2.3 million. As a percentage of gross premiums earned, the consolidated general and administrative expenses were 18.0% and 17.5% for the six months ended June 30, 1995 and 1994, respectively. For the second quarters of 1995 and 1994, these expenses were 17.7% and 18.9%, respectively, of gross premiums earned.

                              ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                   June 30, 1995
                                     (Unaudited)


Liquidity and Capital Resources
-------------------------------

Retained earnings increased from $6,011,221 at December 31, 1994 to $6,098,173 at June 30, 1995 as a result of the Company's additional net income. Management continues to believe that a further increase in statutory surplus would be necessary for any appreciable increase in net in-force premiums.

                             ARISTA INVESTORS CORP.



                           PART II. OTHER INFORMATION



Item 1. Legal Proceedings

        Nothing to report.

Item 2. Changes in Securities

        Nothing to report.

Item 3. Defaults Upon Senior Securities

        Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders

        Nothing to report.

Item 5. Other Information

        Nothing to report.

Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits:  27 - Financial Data Schedule.

        b. Reports on Form 8-K:  None

                                   SIGNATURES
                                   ---------



Pursuant  to the requirements of the Securities Exchange Act of

1934, the Registrant has duly caused this report to  be  signed on its behalf by the undersigned, thereunto duly authorized.


                          ARISTA  INVESTORS CORP. (Registrant)
                          ---------------------------------------



                     BY:  /S/ BERNARD KOOPER
                          ---------------------------------------
                          BERNARD KOOPER, President and
                            Chairman of the Board (principal
                            executive officer)





                     BY:  /S/ SUSAN J. HALL
                          ---------------------------------------
                          SUSAN J. HALL, Senior Vice President
                            and Treasurer (principal financial
                            and accounting officer)





August 11, 1995