Form 10-K/A
period 1994-12-31
ARISTA INVESTORS CORP
filed 1995-09-15
CIK 799902

FORM 10-K/A

                                 AMENDMENT NO. 2

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [FEE REQUIRED]
For the fiscal year ended ..................................December 31, 1994

                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]

For the transition period from _________________________ to____________________.


Commission File Number                               0-16520
                       ---------------------------------------------------------

                             ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       13-2957684
-------------------------------------------      -------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



    116 John Street, New York, New York                    10038
-------------------------------------------      -------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:    (212) 964-2150
                                                    ----------------------------


Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:

                 Class A Common Stock, par value $0.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes:   X                      No: ______
                         -----
     The aggregate market value of the voting stock (Class A Common Stock, par value $.01 per share) held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price, as of April 12, 1995 was $5,083,650.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate number of registrant's outstanding shares on April 12, 1995 was 1,930,600 shares of Class A Common Stock, $0.01 par value, and 47,400 shares of Class B Common Stock, $0.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

                                    Signature
                                    ---------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ARISTA INVESTORS CORP.


                                   By:   s/ Susan J. Hall
                                      --------------------------------
Dated:  August 30, 1995            Name:  Susan J. Hall
                                   Title: Senior Vice President and Treasurer

Item 6.   CONSOLIDATED SELECTED FINANCIAL DATA
          (In Thousands, Except Per Share Data)
-----------------------------------------------


                                                                   Years Ended December 31,
                                                  ----------------------------------------------------------
                                                     1994        1993        1992        1991        1990
                                                  ---------   ---------   ---------   ---------   ----------
Statement of operations data:
  Revenue:
     Gross premiums earned                         $ 26,189    $ 24,219    $ 25,274    $ 20,505    $ 21,354
                                                   ========    ========    ========    ========    ========

     Net premiums earned                           $ 13,094    $ 21,329    $ 15,789    $ 10,253    $ 10,677
     Investment income                                  215         188         235         254         284
     Realized investment gains (losses)                  (3)         47        (108)          -          (8)
     Other income                                       280         130         204         111           8
  Expenses:
     Net underwriting expenses                       (9,114)    (16,979)    (10,928)     (7,174)     (7,930)
     General and administrative expenses             (4,793)     (3,731)     (3,796)     (2,963)     (3,207)
                                                   --------    --------    --------    --------    --------

       Income (loss) before provision
         (benefit) for income taxes                    (321)        984       1,396         481        (176)

  Provision (benefit) for income taxes
     before tax benefit of net operating
     loss carryforward                                  127         542         699         280         (26)
                                                   --------    --------    --------    --------    --------

       Net income (loss) before tax benefit
          from net operating loss carryforward         (448)        442         697         201        (150)

       Tax benefit from net operating
          loss carryforward                             207           -           -           -           -
                                                   --------    --------    --------    --------    --------

       Net income (loss)                           $   (241)   $    442    $    697    $    201    $   (150)
                                                   ========    ========    ========    ========    ========

       Net income (loss) per common share:
         Primary and fully diluted                 $  (0.11)   $   0.20    $   0.32       $0.10      $(0.07)
                                                   ========    ========    ========       =====      ======

  Weighted average number of common
     shares outstanding
                                                  2,229,900   2,254,147   2,221,900   1,978,000   2,229,900
                                                  =========   =========   =========   =========   =========

Balance sheet data:
  Short-term investments                           $    208    $    726    $    492    $    999    $    605
  Cash and equivalents                                2,725       2,355       2,870       2,253       2,288
  Net premiums receivable                             3,164       3,326       6,400       7,369       5,548
  Total assets                                       11,919      10,457      13,495      14,207      10,917
  Payable to reinsurer                                   80          62          97       3,880       2,341
  Net claims liabilities                              2,461       2,084       4,322       2,341       1,937
  Net unearned premiums                                 679         480         937         497         389
  Net commissions payable                             1,319         440       1,219       1,344         873
  Total stockholders' equity                          6,011       6,268       5,709       4,957       4,746

                  CONSENT OF INDEPENDENT AUDITORS





We consent to the reference to this firm under the caption "Selected Financial Data," and to the use of our report dated April 1, 1995 in the Form 10-K, of Arista Investors Corp.





                           ROSEN SEYMOUR SHAPSS MARTIN & COMPANY

New York, New York
April 1, 1995

                                 ARISTA INVESTORS CORP.

                                  FINANCIAL STATEMENTS
                                     AND SCHEDULES
                      YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                          WITH
                              INDEPENDENT AUDITORS' REPORT

Item 8. FINANCIAL STATEMENTS AND SCHEDULES
------------------------------------------






                                        INDEX TO FINANCIAL STATEMENTS
                                                AND SCHEDULES

                                                                                                          Page
                                                                                                          ----


Independent Auditors' Reports                                                                            F-2-2A

Financial Statements of the Registrant:

   Consolidated Balance Sheets                                                                           F-3-4
   Consolidated Statements of Operations                                                                   F-5

   Consolidated Statements of Changes in
      Stockholders' Equity                                                                                 F-6

   Consolidated Statements of Cash Flows                                                                   F-7
   Notes to Consolidated Financial Statements                                                           F-8-27


Financial Statement Schedules of the Registrant:

   Schedule I - Summary of Investments - Other
     Than Investments in Related Parties                                                                   S-1

   Schedule III - Condensed Financial Information of Registrant                                          S-2-4

   Schedules VI, XVI XVIII and all other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto.

                              INDEPENDENT AUDITORS' REPORT




          To the Board of Directors and Stockholders of Arista Investors Corp.:

          We have audited the accompanying consolidated balance sheets of Arista Investors Corp. as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in stockhol-ders' equity, and cash flows for each of the two years ended December 31, 1994. These financial statements are the responsibil-ity of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements and schedules of Arista Investors Corp. for the year ended December 31, 1992 were audited by Blonder, Seymour, Shapss, Solomon & Company, who merged with Martin Rosen & Company as of January 1, 1994, and whose report dated March 15, 1993, expressed an unqualified opinion on those statements.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arista Investors Corp. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

          Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial state-ment schedules on pages S-1 to S-4 of this Form 10-K are presented for purposes of complying with the Securities and Exchange Commiss-ion's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein.




                                      ROSEN SEYMOUR SHAPSS MARTIN & COMPANY

          New York, New York
          April 1, 1995

                                 ARISTA INVESTORS CORP.

                              CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 1994 AND 1993



                                                 A S S E T S
                                                 -----------

                                                                                  1994             1993
                                                                             --------------   --------------
Investments (Notes 1 and 9):

   Investment securities:
      Bonds and long-term U.S. Treasury obligations,
          at amortized cost (market value $2,398,728
          in 1994 and $1,981,320 in 1993)                                    $   2,667,259    $    1,959,336

      Short-term U.S. Treasury obligations at
          amortized cost (market value $207,818 in
          1994 and $725,605 in 1993)                                               207,818           726,122

   Available-for-sale securities:
      Redeemable preferred stocks, at market value
        (amortized cost of $143,581 in 1994 and
        $147,043 in 1993)                                                          113,304           132,180

   Trading securities, at market value (cost
      of $3 in 1994 and 1993)                                                        1,018             1,287
                                                                             --------------   --------------

             Total investments                                                   2,989,399         2,818,925

Cash and equivalents (Notes 4 and 9)                                             2,724,864         2,354,897

Premiums receivable, net (Notes 1 and 8)                                         3,164,250         3,325,500

Deferred policy acquisition costs, net (Notes 1 and 4)                             794,988           234,047

Intangible assets (Notes 1 and 11)                                                 385,053           574,918

Furniture and equipment, at cost, net of accumulated
   depreciation of $604,231 in 1994 and $563,211
   in 1993 (Note 1)                                                                120,642           157,374

Prepaid and refundable income taxes                                                817,289           262,847

Other assets (Note 4)                                                              922,550           728,307
                                                                             --------------   --------------

                                                                             $  11,919,035    $   10,456,815
                                                                             ==============   ==============




                                      (Continued)

                                 ARISTA INVESTORS CORP.

                              CONSOLIDATED BALANCE SHEETS
                                      (Continued)
                               DECEMBER 31, 1994 AND 1993



                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                    ------------------------------------

                                                                                  1994             1993
                                                                             --------------   --------------

Liabilities:

   Payable to reinsurer (Note 8)                                             $      80,393    $       62,271
   Net claims liabilities (Notes 1 and 8)                                        2,460,723         2,084,000
   Net unearned premiums (Notes 1 and 8)                                           679,183           480,385
   Net commissions payable (Notes 2 and 8)                                       1,319,211           440,304
   Accounts payable and accrued expenses                                         1,089,262           636,190
   Deferred income taxes, net (Notes 1 and 7)                                      279,042           485,900
                                                                             --------------   --------------

             Total liabilities                                                   5,907,814         4,189,050
                                                                             --------------   --------------
Commitments and contingencies (Notes 3 and 4)

Stockholders' equity (Notes 5 and 6):
   Class A common stock, $.01 par value; 9,950,000
     shares authorized, 1,940,600 shares issued                                     19,406            19,406

   Class B common stock, $.01 par value; 50,000
     shares authorized, 47,400 shares issued and
     outstanding                                                                       474               474

   Additional paid-in capital                                                    4,193,354         4,193,354

   Retained earnings                                                             1,855,005         2,096,134

   Net unrealized loss on investment securities                                    (30,278)          (14,863)
                                                                             --------------   ---------------

                                                                                 6,037,961         6,294,505
   Less 10,000 shares Class A common stock held
     in treasury, at cost                                                          (26,740)          (26,740)
                                                                             --------------   ---------------

             Total stockholders' equity                                          6,011,221         6,267,765
                                                                             --------------   --------------

                                                                             $  11,919,035    $   10,456,815
                                                                             ==============   ==============







     The accompanying notes are an integral part of these financial statements.

                                           ARISTA INVESTORS CORP.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                               1994               1993             1992
                                                          --------------     --------------   --------------
Revenue (Notes 1, 2, and 12):
   Gross premiums earned                                  $   26,188,858     $  24,218,510    $   25,273,710
   Ceded premiums earned (Note 8)                             13,094,429         2,889,594         9,485,112
                                                          --------------     --------------   --------------
          Net premiums earned                                 13,094,429        21,328,916        15,788,598

   Net realized investment gains (losses)
      (Note 9)                                                    (2,603)           47,142          (107,530)
   Investment income (Note 9)                                    215,480           188,200           234,811
   Other income                                                  279,536           129,806           203,681
                                                          --------------     --------------   --------------

          Total revenue                                       13,586,842        21,694,064        16,119,560
                                                          --------------     --------------   --------------
Expenses:
   Underwriting:
      Gross claims incurred (Note 1)                          17,752,700        15,892,986        16,299,408
      Ceded claims incurred (Note 8)                           8,876,350         2,084,000         6,088,009
                                                          --------------     --------------   --------------
          Net claims incurred                                  8,876,350        13,808,986        10,211,399
                                                          --------------     --------------   --------------
      Gross commissions incurred (Note 2)                      4,193,570         3,868,089         4,042,184
      Ceded commissions incurred (Note 8)                      3,956,192           698,344         3,325,965
                                                          --------------     --------------   --------------

          Net commissions incurred                               237,378         3,169,745           716,219
                                                          --------------     --------------   --------------
          Total underwriting expenses                          9,113,728        16,978,731        10,927,618

   General and administrative expenses                         4,794,201         3,730,621         3,796,061
                                                          --------------     --------------   --------------

          Total expenses                                      13,907,929        20,709,352        14,723,679
                                                          --------------     --------------   --------------
          Net income (loss) before provision
             for income taxes                                   (321,087)          984,712         1,395,881

Provision for income taxes before tax benefit
   of net operating loss carryforward (Note 7)                   126,900           543,200           699,100
                                                          --------------     --------------   --------------
          Net income (loss) before tax benefit
             from net operating loss carryforward               (447,987)          441,512           696,781

Tax benefit from net operating loss
   carryforward                                                  206,858                 -                 -
                                                          --------------     --------------   --------------
          Net income (loss)                               $     (241,129)    $     441,512    $      696,781
                                                          ==============     ==============   ==============

Net income (loss) per common share
   Primary and fully diluted (Note 1)                             $(0.11)            $0.20             $0.32
                                                                  ======             =====             =====

Weighted average number of common
   shares outstanding (Note 1)                                 2,229,900         2,254,147         2,221,900
                                                               =========         =========         =========


    The accompanying notes are an integral part of these financial statements.

                                                                 ARISTA INVESTORS CORP.
                                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                      YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                                     Common Stock
                                    ----------------------------------------------
                                            Class A                 Class B
                                    ---------------------   ----------------------                                     Net
                                      Number        Par       Number        Par         Additional                 unrealized
                                        of         value        of         value          paid-in      Retained      loss on
                                      shares       $.01       shares        $.01          capital      earnings    investments
                                     ---------   --------      ------      -----         ----------   ----------   ----------

Balance - January 1, 1992            1,940,600   $ 19,406      47,400      $ 474         $4,193,354   $  957,841   $ (187,272)
  Net income                                 -          -           -          -                  -      696,781            -
  Net investment gains                       -          -           -          -                  -            -       55,871
                                     ---------   --------      ------      -----         ----------   ----------   ----------

Balance - December 31, 1992          1,940,600     19,406      47,400        474          4,193,354    1,654,622     (131,401)
  Net income                                 -          -           -          -                  -      441,512            -
  Net investment gains                       -          -           -          -                  -            -      116,538
                                     ---------   --------      ------      -----         ----------   ----------   ----------

Balance - December 31, 1993          1,940,600     19,406      47,400        474          4,193,354    2,096,134      (14,863)
  Net loss                                   -          -           -          -                  -     (241,129)           -
  Net investment gains                       -          -           -          -                  -            -      (15,415)
                                     ---------   --------      ------      -----         ----------   ----------   ----------

Balance - December 31, 1994          1,940,600   $ 19,406      47,400      $ 474        $ 4,193,354   $1,855,005   $  (30,278)
                                     =========   ========      ======      =====         ==========   ==========   ==========



                                        Class A
                                        common
                                         stock
                                        held in
                                       treasury       Total
                                      -----------   ----------

Balance - January 1, 1992             $   (26,740)  $4,957,063
  Net income                                    -      696,781
  Net investment gains                          -       55,871
                                      -----------   ----------

Balance - December 31, 1992               (26,740)   5,709,715
  Net income                                    -      441,512
  Net investment gains                          -      116,538
                                      -----------   ----------

Balance - December 31, 1993               (26,740)   6,267,765
  Net loss                                      -     (241,129)
  Net investment gains                          -      (15,415)
                                      -----------   ----------

Balance - December 31, 1994           $   (26,740)  $6,011,221
                                      ===========   ==========


     The accompanying notes are an integral part of these financial statements.

                                           ARISTA INVESTORS CORP.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                               1994               1993             1992
                                                          --------------     --------------   --------------

Cash flows from operating activities:
   Net income (loss)                                      $     (241,129)    $     441,512    $      696,781
   Adjustments to reconcile net income to net
     cash provided by (used in) operating
     activities:
      Depreciation                                                66,533            90,528            87,697
      Amortization of deferred acquisition costs                 266,833           128,742           119,360
      Amortization of intangible assets                          189,865           141,600           141,600
      Deferred income taxes                                     (206,858)           53,000            83,900
      (Increase) decrease in operating assets:
          Premiums receivable, net                               161,250         3,074,107           969,351
          Prepaid and refundable income taxes                   (554,442)         (262,847)           85,284
          Other assets                                          (194,243)          (94,678)         (106,254)
      Increase (decrease) in operating liabilities:
          Payable to reinsurer                                    18,122           (34,792)       (3,783,913)
          Net claims liabilities                                 376,723        (2,237,400)        1,979,550
          Net unearned premiums                                  198,798          (456,455)          439,125
          Net commissions payable                                878,907          (778,297)         (125,470)
          Accounts payable and accrued expenses                  453,072           (84,830)         (115,408)
          Income taxes payable                                         -           (57,957)           57,957
                                                          --------------     --------------   --------------

             Net cash provided by (used in)
                operating activities                           1,413,431           (77,767)          529,560
                                                          --------------     --------------   --------------

Cash flows from investing activities:
   Furniture and equipment acquired                              (29,801)          (74,830)          (64,398)
   Proceeds from sales of investments                          1,003,885         3,133,875         2,531,288
   Purchases of investments                                   (1,189,774)       (3,418,548)       (2,361,575)
   Payments and costs associated with
      acquired business                                         (827,774)          (77,881)          (18,000)
                                                          --------------     --------------   ---------------

             Net cash provided by (used in)
                investing activities                          (1,043,464)         (437,384)           87,315
                                                          --------------     --------------   --------------
             Net increase (decrease) in cash
                and equivalents                                  369,967          (515,151)          616,875
                                                          --------------     --------------   --------------


                                      (Continued)

                                           ARISTA INVESTORS CORP.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Continued)
                                YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992





                                                               1994               1993             1992
                                                          --------------     --------------   --------------

Cash and equivalents:
   Beginning of year                                      $    2,354,897     $   2,870,048    $    2,253,173
                                                          --------------     --------------   --------------
   End of year  $                                         $    2,724,864     $   2,354,897    $    2,870,048
                                                          ==============     ==============   ==============



Supplemental disclosure of cash flow information:
   Cash paid during the year for income taxes             $      495,366     $     959,550    $      738,936
                                                          ==============     ==============   ==============



















             The accompanying notes are an integral part of these financial statements.

                                 ARISTA INVESTORS CORP.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1994, 1993 AND 1992


          1.  ORGANIZATION, BASIS OF PRESENTATION AND
                 SIGNIFICANT ACCOUNTING POLICIES
              ----------------------------------------------

                 Organization
                 ------------

                     Arista Investors Corp. (the "Company") was incorporated in the State of New York on September 28, 1978 and reincorporated in the State of Delaware in October 1986. The Company is princi-pally a holding company with respect to its wholly-owned subsidiar-ies, Arista Insurance Company ("Arista"), The Collection Group, Inc. ("Collection") and Arista Administrative Services, Inc. ("Administrative"). Arista was incorporated in the State of New York on May 21, 1979, was licensed on October 11, 1979 by the New York State Insurance Department ("NYSID") and is authorized to write disability insurance. Effective September 1, 1993 Arista amended its charter and license and now has the authority to write glass insurance as well as disability insurance. Collection was incorporated in August 1989 and commenced operations in July 1991. Collection provides accounts receivable collection services to companies including Arista. Effective December 31, 1991 Arista purchased all of the outstanding shares of capital stock of Ameri-can Accident and Health Insurance Company ("American") (see Note
          11). American was organized in April 1987 and licensed by the NYSID on June 24, 1987 and is also authorized to write disability insurance. American has been inactive since its acquisition in 1991. Administrative is also an inactive company.

                 Basis of Presentation
                 ---------------------

                     The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting princi-ples ("GAAP"). GAAP differs from Statutory Accounting Principles ("SAP") used by insurance companies in reporting to state regulato-ry and industry agencies (see Note 10).

                 Significant Accounting Policies
                 -------------------------------

                     Principles of Consolidation

                        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiar-ies, Arista, Collection, Administrative and American. All signifi-cant intercompany balances and transactions have been eliminated.

                     Revenue Recognition and Premiums Receivable

                        Premium revenue is recognized evenly over the term of the policy. Estimates of premiums which have been earned but not reported are accrued since customers generally report and pay after the earning period based on the number of employees on their payroll during the period of coverage. Such estimates are continu-ally reviewed and updated by management. Any resulting adjustments are reflected in current operating results.

                                                               (Continued)

                                 ARISTA INVESTORS CORP.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1994, 1993 AND 1992




          1.  ORGANIZATION, BASIS OF PRESENTATION AND
                 SIGNIFICANT ACCOUNTING POLICIES (Continued)
              ----------------------------------------------

                 Significant Accounting Policies (Continued)
                 ------------------------------------------

                     Revenue Recognition and Premiums Receivable (Continued)

                        Net unearned premiums represent that portion of premiums applicable to the unexpired terms of annual policies in force.

                     Claims Liabilities

                        Claims liabilities and claims expense reserves include estimates of unreported claims and claims expenses based upon past experience, modified for current trends. Such estimates are continually reviewed and updated by management and any result-ing adjustments are reflected in current operating results.

                     Furniture and Equipment

                        Furniture and equipment are carried at cost. Depre-ciation is computed using the straight-line method over the esti-mated useful lives of the assets. Depreciation expense for each of the years in the three-year period ending December 31, 1994, was $66,533, $90,528 and $87,697, respectively.

                     Investments

                        At December 31, 1993, the Company adopted SFAS 115 "Accounting for Certain Investments in Debt and Equity Investments" (see Note 9).

                        Pursuant to the requirement of SFAS 115, the Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "investment securities" and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling them in the near future are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either investment securities or trading securities are classified as "available-for-sale securi-ties" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

                                                               (Continued)

                                 ARISTA INVESTORS CORP.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1994, 1993 AND 1992




          1.  ORGANIZATION, BASIS OF PRESENTATION AND
                 SIGNIFICANT ACCOUNTING POLICIES (Continued)
              ----------------------------------------------

                 Significant Accounting Policies (Continued)
                 ------------------------------------------

                     Deferred Policy Acquisition Costs

                        Policy acquisition costs include fees paid and certain other costs. These costs are deferred and charged to income over the future periods in which the related premiums are earned.

                     Concentration of Credit Risk

                        Financial instruments that potentially subject the Company to credit risk consist principally of premiums receivable. The Company grants credit terms to its customers in the normal course of business. Concentration of credit risk with respect to these receivables are considered minimal due to the Company's diverse customer base throughout the New York area. As part of its ongoing control procedures, the Company monitors the credit worthi-ness of its customers. Bad debts have been minimal.

                     Income Taxes

                        The Company and its subsidiaries file a consolidated federal income tax return. Tax returns are prepared using ("SAP"). The Company adopted Statement of Financial Accounting Standards ("SFAS") 109 "Accounting for Income Taxes" in 1993. Deferred income taxes reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end (see Note 7).

                     Net Income Per Share of Common Stock

                        Primary income per share of common stock (Class A and Class B) is computed on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. However, common stock equivalents (stock options) are not included in the computation if their inclusion would have an anti-dilutive effect on earnings per share.

                     Intangible Assets

                        Intangible assets consist of an insurance charter and a book of insurance. The book of insurance is being amortized on the straight-line method over five years. The insurance charter is not subject to amortization (see Note 11).


                                                               (Continued)

                                 ARISTA INVESTORS CORP.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1994, 1993 AND 1992


          1.  ORGANIZATION, BASIS OF PRESENTATION AND
                 SIGNIFICANT ACCOUNTING POLICIES (Continued)
              ----------------------------------------------
                 Significant Accounting Policies (Continued)
                 ------------------------------------------

                     Consolidated Statement of Cash Flows

                        For purposes of this statement, certificates of deposit are considered cash equivalents.

                        On December 31, 1991, in connection with a stock purchase agreement (see Note 11), Arista acquired assets of $6,428,116 and assumed liabilities of $6,286,234. These amounts have been adjusted to reflect the fair value of the assets acquired and the liabilities assumed and include intangible assets resulting from the acquisition in the amount of $1,000,000.

          2.  RELATED PARTIES TRANSACTIONS
              ----------------------------
                 (a)    Agents
                        ------

                     At December 31, 1994 and 1993, Bernard Kooper ("Kooper"), Chairman of the Board of both the Company and Arista and owner of 6.6% and 100%, respectively of the Company's outstanding Class A and Class B Common Stock, is one of the general agents under contract to Arista. Kooper's agency, Bernard Kooper Life Agency, Inc. (the "Agency"), received approximately $244,000, $258,000 and $284,000, in commissions from Arista during 1994, 1993 and 1992, respectively, for premiums on policies placed by the Agency. Such premiums represented approximately 5.5%, 6.0% and 7.0% of the consolidated gross premiums earned during the years ended December 31, 1994, 1993, and 1992, respectively. The Agency, in turn, paid approximately $177,000, $185,000 and $206,000 during 1994, 1993 and
          1992, respectively, to brokers, including brokers who are members of the Board of Directors of Arista who received approximately $22,000, $21,000 and $16,000 during the years ended December 31, 1994, 1993 and 1992, respectively. Commissions payable to the Agency at December 31, 1994 and 1993 were $17,166 and $16,716, respectively.

                 (b)    Employment Agreement
                        --------------------
                     The Company has an employment agreement with Kooper which expires in February 1998 and calls for annual compensation of $150,000 (see Note 4).

                 (c)    Consulting Agreements
                        ---------------------

                     Arista had a consulting agreement from May 1993 through September 1993 with a company principally owned by a director of both Arista and the Company (see Note 4). Arista paid $5,000 under this agreement in 1993. In July 1993 Arista entered into an agreement with a consultant for specified services to be performed for a fee of $500 per week. The consultant became a director of Arista in October 1994 (see Note 4). Arista paid $26,000 under this agreement in 1994.

                                                               (Continued)

                                 ARISTA INVESTORS CORP.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1994, 1993 AND 1992


          3.  LEASE COMMITMENTS
              -----------------

                 Pursuant to a sublease agreement Arista reimburses the Company for 80.26% of the Parent's lease obligations. Under a letter agreement effective January 1, 1993 the Company paid monthly rent at an annual base rate of $141,696 until a new lease was executed. On January 9, 1995, the Company entered into a five-year lease for its new principal executive office space, effective June 1, 1995.
                 The minimum rental commitments under the operating leases for office space for the five-year period ending December 31, 1999 are as follows:

                             1995                  $  176,085
                             1996                     203,095
                             1997                     212,910
                             1998                     222,725
                             1999                     232,540
                                                     --------

                                                   $1,047,355
                                                    =========

                 The Company has the option to terminate the lease provided it notifies the landlord ninety (90) days prior to termination date, and reimburses the landlord for the unamortized portion of landlord's contribution for leasehold improvements which amounted to approximately $200,000.

                 Under a separate sublease, the Company is reimbursed by The Saltzman/ Kooper Agency, Inc., an affiliate controlled by a direc-tor of the Company, for a percentage (16.45%) of the lease costs. The sublease is expected to terminate April 30, 1995.

                 Aggregate rent expense, net of sublease income of approxi-mately $30,000, was $137,550 in 1994, $137,638 in 1993 and $164,956
          in 1992.

                 In December 1990 American entered into a five-year noncan-cellable lease agreement which called for an effective annual base rent of $44,866 plus utilities and cost of living adjustments. In December 1991 American abandoned this space and entered into an agreement which would release it from future obligations under the lease, if certain conditions specified in the agreement were met. To date such conditions have not been met.

          4.  COMMITMENTS AND CONTINGENCIES
              -----------------------------

                 (a)    Employment Agreements
                        ---------------------

                     In July, 1994, Arista entered into a five-year employment agreement with a vice president which calls for annual compensation of $125,000, annual reimbursement of automobile expenses up to $6,000 and a nonaccountable expense allowance of up to $3,600 per annum. In addition, Arista may, but is not obligated to, pay a year-end bonus as may be determined by the Board of Directors of Arista.

                                                               (Continued)

                                 ARISTA INVESTORS CORP.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1994, 1993 AND 1992


          4.  COMMITMENTS AND CONTINGENCIES (Continued)
              ----------------------------------------

                 (a)    Employment Agreements (Continued)
                        --------------------------------

                     The agreement provides that in the event of the termina-tion of the agreement by Arista, it will provide severance pay with the dollar amount ranging from 100% to 60% of annual compensation. The agreement also provides for a one-year covenant not to compete predicated upon the payment of $75,000 by Arista.

                     In June 1986 the Company entered into an employment agreement with Kooper and Arista entered into a similar employment agreement with Stanley Mandel ("Mandel"), each of which with extensions, expired in February 1993. Arista and Mandel entered into a new eight-year contract which expires in February, 2001 and provides for an annual base salary of $208,750 in each of the eight years in the period then ended plus annual reimbursement of automo-bile expenses up to $9,000 and a non-accountable expense allowance of up to $5,000 per annum.

                     Kooper and the Company also entered into a new contract which expires in February, 2001 and calls for an annual base salary of $150,000.

                     Each of Mr. Kooper's and Mr. Mandel's employment agree-ments provide that, in the event of a consolidation, merger or sale of all or substantially all of the assets of the Company or Arista, the employment agreements may be terminated and upon such termina-tion, Mr. Kooper and/or Mandel, respectively, would be entitled to receive a lump sum payout. The payout will be the maximum amount that will not trigger the excise tax payable in the event of an "excess parachute payment" as such term is defined in the Internal Revenue Code of 1986, as amended.

                     In addition, Arista and the Company have also provided, under Amendment #1 to each employment agreement and a series of separate agreements, life insurance policies in which both Kooper and Mandel participate. Under these agreements, the Company and Arista will pay the premiums on these policies for a period of time specified in each agreement, on behalf of Kooper and Mandel. The premium payments are treated as loans to both Kooper and Mandel and are collateralized by the underlying policy cash values. At December 31, 1994 and 1993 loans aggregating $78,915 and $35,088, respectively, have been made and are included in other assets in the accompanying balance sheet.

                     Additionally, as specified under Amendment # 1 of each employment agreement, Kooper and Mandel have the right to receive a lump sum retirement benefit equal to the amount of the premiums paid by the Company attributable to the cumulative increase in the cash surrender values of the policies during the period ending February 2001.

                     On December 31, 1991, Arista, in connection with a stock-purchase agreement (see Note 11), entered into a consulting agree-ment with the past president and former shareholder of American
          (the "consultant") whereby the consultant would receive a monthly fee and a bonus if premiums earned by Arista on American's former policies exceeded certain levels. During 1992 this

                                                               (Continued)

                                 ARISTA INVESTORS CORP.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1994, 1993 AND 1992



          4.  COMMITMENTS AND CONTINGENCIES (Continued)
              ----------------------------------------

                 (a)    Employment Agreements (Continued)
                        --------------------------------

          consulting agreement was terminated by the Company due to a breach of the stock purchase agreement and the consulting agreement by the consultant. In June 1992, Arista and American commenced litigation against the consultant seeking declaratory and injunctive relief as well as damages. The consultant counterclaimed against Arista and American alleging fraud and breach of the consulting agreement. During 1993 a court granted in part Arista's motion for declaratory and injunctive relief and recognized Arista as the sole shareholder of American. The remainder of the litigation was settled in September 1993 under an agreement in which American, Arista and the consultant mutually released and discharged each other's affiliates and heirs. This agreement also entitles the consultant or his estate to a fee determined by the financial recovery of another action in which American is a plaintiff.

                 (b)    Uninsured Risk
                        --------------

                     At December 31, 1994 cash and equivalents on deposit with financial institutions exceeded federal deposit insurance coverage by approximately $2,285,000.

                 (c)    Policy Acquisitions
                        -------------------

                     Arista has incurred costs under various agreements it has entered into while acquiring the right to offer New York State statutory disability benefits coverage to former policyholders of other disability carriers. The costs include professional fees and finder's fees as well as fees paid directly to these disability carriers for such rights. For financial statement purposes, these costs have been capitalized and are being amortized on the straight-line basis over five to seven years. These costs amounted to $1,677,537 and $849,763 at December 31, 1994 and 1993, respectively.
          Accumulated amortization was $882,549 and $615,716 at December
          31, 1994 and 1993, respectively.

                     Amortization of deferred acquisition costs charged to operations for all acquisitions were $266,833, $128,742 and $119,360 for the years ended December 31, 1994, 1993 and 1992, respectively.

                     Effective July 1, 1993, Arista acquired the right to offer New York State statutory disability benefits coverage to policyholders previously covered by The American Life Insurance Company of New York. In consideration for this right, Arista will pay a fee based on premiums earned and collected during the two-year period ended June 30, 1994. During 1994 and 1993, Arista paid $48,054 and $45,000, respectively, and at December 31, 1994 and 1993, $14,410 and $38,000 was accrued under this arrangement.

                                                               (Continued)

                                 ARISTA INVESTORS CORP.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1994, 1993 AND 1992


          4.  COMMITMENTS AND CONTINGENCIES (Continued)
              ----------------------------------------

                 (c)    Policy Acquisitions (Continued)
                        ------------------------------

                     Effective January 1 and April 1, 1994 Arista acquired the entire book of New York State statutory disability benefit insur-ance previously written by The North Atlantic Life Insurance
          Company of America ("NALIC") and the entire book of New York State statutory non-experience-rated state cash sickness disability insurance previously written by Aetna Life Insurance Company ("Aetna"), respectively. NALIC, with whom Arista, through December 31, 1993, had a third party administrative agreement, will receive a fee based on premiums paid and earned for the period January 1, 1994 through December 31, 1994. During 1994 Arista paid $32,826 and at December 31, 1994, $30,637 was accrued under this arrange-ment. Aetna will receive a fee based on annualized premiums in force at March 31, 1994 and on premiums paid and earned for the period April 1, 1994 through March 31, 1995. During 1994 Arista paid $527,425 and at December 31, 1994, $212,422 was accrued under this arrangement.

                     Effective October 1, 1994, Arista entered into an indem-nity reinsurance agreement with American Medical and Life Insurance Company ("American Med") wherein Arista assumed the book of New York State statutory disability insurance that was ceded by Ameri-can Med. In addition, effective January 1, 1995, Arista, through an assumption reinsurance treaty, acquired the book of New York State statutory disability benefit insurance that had been previ-ously ceded by American Med. American Med will receive a fee based on premiums paid which were earned during the year ended September 30, 1994 and on premiums paid which will be earned for the period January 1, 1995 through June 30, 1996.

                 (d)    Other
                        -----

                     (1) Arista is contingently liable with respect to reinsurance ceded to Harbourton Reinsurance, Inc. ("Harbourton") (previously called NRG American Life Reinsurance Corp.) in the event Harbourton is unable to meet the obligations assumed under a quota share reinsurance agreement (see Note 8).

                     (2) Effective July 1, 1993, Arista entered into an agreement to perform certain administrative ser-vices with The Guardian Life Insurance Company of America. Fees for the services performed are determined in accordance with a prescribed sched-ule based on the type of service provided. The agreement will remain in effect until terminated by either party.

                 (e)    Reinsurance
                        -----------

                     As discussed in Note 8, the Company is contingently liable with respect to reinsurance ceded which would become a liability of the Company in the event of default of the assuming company.
                     Effective April 1, 1994 Arista entered into a reinsurance agreement with Allianz Life Insurance Company of North America ("Allianz") wherein Arista assumed Hawaii temporary disability insurance business that was ceded by Allianz during 1994.

                                                               (Continued)

                                 ARISTA INVESTORS CORP.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1994, 1993 AND 1992



          5.  STOCK OPTIONS AND WARRANTS
              --------------------------

                 Transactions involving stock options and warrants in each of the years ended December 31, 1994, 1993 and 1992 are summarized below:

                                             Incentive            Non-qualified
                                           Stock Options          Stock Options               Warrants
                                        ---------------------    --------------------     --------------------
                                                   Aggregate               Aggregate               Aggregate
                                        Shares     amount(2)    Shares     amount(2)   Shares(1)   amount(2)
                                        -------    ---------     ------    ---------    -------    ---------

Options and warrants outstanding:
      January 1, 1992                   296,400    $ 467,098     17,600    $  24,640    450,000    $ 919,000
           1992 Expired                       -            -          -            -    (85,000)    (408,000)
           1992 Surrendered              (1,000)      (2,625)         -            -          -            -
                                        -------    ---------     ------    ---------    -------    ---------

      December 31, 1994                 295,400    $ 464,473     17,600    $  24,640    365,000    $ 511,000
                                        =======    =========     ======    =========    =======    =========

              (1) Warrants to purchase 365,000 shares of Class A Common Stock at an exercise price of $1.40 per share were grant-ed to Kooper in 1986. Warrants to purchase 85,000 shares of Class A Common Stock at an exercise price of $4.80 per share were granted to the underwriter in connection with the IPO.

              (2) The product of the number of outstanding options and/or warrants multiplied by the respective exercise prices.

                 There were no transactions during 1994 and 1993 with respect to outstanding options and warrants.

                 1985 Plan
                 ---------

                     The 1985 Incentive Stock Option Plan (the "1985 Plan") provides for the grant of options, until May 14, 1995 (as amended), to purchase up to 200,000 shares of the Company's Class A common stock by key employees of the Company upon terms and conditions determined by the Board of Directors of the Company (the "Board"). Such options are exercisable over a five-year period, beginning two years from the date of grant, subject to certain limited excep-tions, at a price not less than 100% of the fair market value at the time the option is granted or, in the case of an incentive stock option granted to a stockholder owning more than 10% of the shares of the Company's common stock at a price not less than 110% of the fair market value at the date of grant. In June 1986, the 1985 Plan was amended to increase the exercise period to ten years in the case of an incentive stock option granted to a stockholder owning less than 10% of the Company's common stock, and to permit the exercise of options at the date of grant.

                                                               (Continued)

                                 ARISTA INVESTORS CORP.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1994, 1993 AND 1992



          5.  STOCK OPTIONS AND WARRANTS (Continued)
              -------------------------------------

                 1986 Plan
                 ---------

                     The 1986 Incentive Stock Option Plan (the "1986 Plan") provides for the grant of options, until June 15, 1996, to purchase up to 100,000 shares of the Company's Class A common stock. The 1986 Plan is similar in all other respects to the 1985 Plan, as amended.

                 Other
                 -----

                     During June 1986, the Board granted to Kooper a warrant to purchase 365,000 shares of Class A common stock at an exercise price of $1.40 per share, exercisable over a ten-year period ending June 15, 1996. In connection therewith, a non-qualified stock option previously granted to Kooper in 1978 was surrendered. Also in June 1986, the Board granted to Mandel non-qualified options to purchase 17,600 shares of Class A common stock at an exercise price of $1.40 per share, exercisable within the ten-year period follow-ing the date of grant.

                 IPO
                 ---

                     Effective February 10, 1987, the Company successfully completed an initial public offering ("IPO") of 425,000 units (the "units"), each unit consisting of two shares of Class A common stock and two redeemable warrants, at an offering price of $8.00 per unit. Each redeemable warrant entitled the holder to purchase one share of Class A common stock at $5.00 per share, became exercisable for a two year period commencing February 10, 1988 and was redeemable by the Company after March 10, 1988 at $0.25 per warrant under specific conditions. On February 10, 1990, the warrants expired with no warrants having been exercised or re-deemed.

                     In connection with the underwriting, the Company issued to the underwriter of the IPO nonredeemable five-year warrants (the "Underwriter's Warrants") to purchase 42,500 units at a price of $0.001 per unit, exercisable commencing one year from the date of issuance of the Underwriter's Warrants at an exercise price of $9.60 per unit. The units had terms and conditions similar to those offered in the IPO. On February 10, 1992, the warrants expired with no warrants having been exercised or redeemed.

                     Commencing June 12, 1987, the Class A common stock and the redeemable warrants traded separately. The Company registered 977,500 shares of Class A common stock underlying the Class A common stock redeemable warrants effective May 16, 1988. The redeemable warrants expired February 10, 1990.

                                                               (Continued)

                                 ARISTA INVESTORS CORP.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1994, 1993 AND 1992



          6.  STOCKHOLDERS' EQUITY
              --------------------

                 All shares of common stock issued have equal rights and privileges except that the holder of Class B shares has the added right to elect a majority of the Board. The Class B common stock is convertible at the option of the holder at any time, into an equal number of shares of Class A common stock. All shares of Class B common stock automatically convert into an equal number of shares of Class A common stock if Kooper sells, transfers, or in any manner conveys, one or more shares of Class B common stock, or upon his death, whichever is earlier.

                 During November 1987, at a cost of $26,740, the Company purchased 10,000 shares of Class A common stock which are being held in treasury.

                 At both December 31, 1994 and 1993, 678,000 shares of Class A common stock were reserved for the exercise of the options and warrants described in Note 5.

                 In February 1991, the Arista Board authorized the payment of a dividend to the Company in an amount not to exceed $150,000, which was paid in March 1991.

                 In March 1992, the Arista Board authorized the payment of a dividend to the Company in the amount of $150,000 and rescinded such authorization in June 1992. In October 1992, as authorized by the Arista Board, Arista paid a $150,000 dividend to the Company.

                 In March 1993, the Arista Board authorized and paid a dividend to the Company in the amount of $198,000.

                 On March 9, 1994 the Arista Board authorized the payment of a dividend to the Company in the amount of $215,945 and rescinded such authorization in 1994. In May 1994, as authorized by the Arista Board, Arista paid a $224,799 dividend to the Company.


          7.  INCOME TAXES
              ------------

                 As discussed in Note 1, the Company adopted SFAS 109 in 1993 and elected to apply the provisions retroactively to January 1, 1991. Accordingly, beginning with the year ended December 31, 1993, all disclosures are in accordance with the new rules. Under the provisions of SFAS 109, the Company elected not to restate prior years' consolidated financial statements as the cumulative effect of initial adoption in 1991 and all subsequent years was clearly insignificant.

                                                               (Continued)

                                 ARISTA INVESTORS CORP.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1994, 1993 AND 1992



          7.  INCOME TAXES (Continued)
              -----------------------

                 Total deferred tax assets of $11,474 and $43,242 and total deferred tax liabilities aggregating $290,516 and $529,142 at December 31, 1994 and 1993, respectively, are as follows:

                                                                       1994           1993
                                                                    -----------    ----------

           Deferred tax assets:
                 Deferred acquisition costs                         $    11,474    $        -
                 Premiums receivable                                          -       (39,672)
                 Realized investment losses                                   -        (3,570)
                                                                    -----------    ----------

                      Deferred tax assets                                11,474       (43,242)
                                                                    -----------    ----------

           Deferred tax liabilities:
                 Investment in securities                                80,640             -
                 Deferred acquisition costs                                   -        61,021
                 Claims liabilities                                     125,230       291,271
                 Intangible assets                                       84,646       176,850
                                                                    -----------    ----------

                      Deferred tax liabilities                          290,516       529,142
                                                                    -----------    ----------

                      Net deferred tax liabilities                  $   279,042    $  485,900
                                                                    ===========    ==========

                 The following is a reconciliation of the statutory U.S. Federal income tax rate to the effective tax rate as reflected in the accompanying consolidated statements of operations:

                                                 1994                    1993                      1992
                                         --------------------   --------------------     ---------------------
                                                   Percentage             Percentage                Percentage
                                                    of pretax              of pretax                 of pretax
                                          Amount     income      Amount     income        Amount      income
                                         --------- ----------   --------- ----------     ---------- ----------

Income (loss) before income taxes        $ (321,087)             $ 984,712               $1,395,881
                                         ==========              =========               ==========

Tax provision at statutory rates         $ (109,140)   (34.0)    $ 334,802    34.0       $  474,600    34.0


Increase (decrease) in income taxes
   resulting from:

      NOL carryforward                     (206,858)   (64.4)            -       -                -       -
      State franchise and local taxes,
         net of federal benefit             236,038     73.5       179,242    18.2          222,719    15.9

      Other                                       -        -        29,156     3.0            1,781      .2
                                         ----------    -----     ---------    ----       ----------    ----
Income tax provision (benefit)           $  (79,960)   (24.9)    $ 543,200    55.2       $  699,100    50.1
                                         ==========    =====     =========    ====       ==========    ====

                                                               (Continued)

                                 ARISTA INVESTORS CORP.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1994, 1993 AND 1992


          7.  INCOME TAXES (Continued)
              -----------------------

                 The deferred tax provision for the years ended December 31, 1994, 1993 and 1992 arise from the following timing differences:

                                                                       1994           1993           1992
                                                                    -----------    ----------     ----------
           Net business acquisition costs deferred for
                 financial statement purposes and
                 expensed currently for tax purposes                $   514,813    $  (18,756)    $  (30,275)

           Net claims liabilities for statutory or tax
                 purposes in excess of net claims liabilities
                 for financial statement purposes                       136,295        58,156        (53,147)

           Change in recording premiums receivable,
                 net of offsetting expenses                            (820,964)        7,356         (7,439)

           Net realized investment losses which are
                 not currently deductible for tax purposes               45,915        62,919        (44,992)

           Amortization of intangible assets for
                 financial statement purposes                           (82,917)      (56,675)       219,753
                                                                    -----------    ----------     ----------
                                                                    $  (206,858)   $   53,000     $   83,900
                                                                    ===========    ==========     ==========

                 The provision for income taxes consists of the following at December 31, 1994, 1993, and 1992:

                                                                       1994           1993           1992
                                                                    -----------    ----------     ----------

      Currently payable:
         Federal                                                    $         -    $  218,600     $  277,747
         State and local                                                126,900       271,600        337,453
                                                                    -----------    ----------     ----------

                                                                        126,900       490,200        615,200
                                                                    -----------    ----------     ----------


      Deferred tax asset:
         January 1,                                                      43,242             -              -
         December 31,                                                    11,476        43,242              -
                                                                    -----------    ----------     ----------

                                                                         31,766        43,242              -
                                                                    -----------    ----------     ----------


      Deferred tax liability:
         January 1,                                                     529,142       432,900        349,000
         December 31,                                                   290,516       529,142        432,900
                                                                    -----------    ----------     ----------

                                                                       (238,626)       96,242         83,900
                                                                    -----------    ----------     ----------

           Net provision (benefit)                                  $   (79,960)   $  543,200     $  699,100
                                                                    ===========    ==========     ==========

                                                               (Continued)

                                 ARISTA INVESTORS CORP.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1994, 1993 AND 1992




          8.  REINSURANCE
              -----------

                 Ceded
                 -----

                     Until September 30, 1992, Arista had a quota share reinsurance agreement (the "Agreement") with Harbourton which provided for Arista to cede to Harbourton 50% of its policies written. The Agreement provided for Harbourton to share equally, above a specified level, in all losses. Commissions and allowances earned under the Agreement by Arista were increased when Arista's loss ratio was below a specified level. During 1991 American also had a similar reinsurance agreement with Harbourton which provided for American to cede 70% of its premiums written to Harbourton.

                     Effective October 1, 1992 Arista entered into a stop-loss reinsurance agreement ("Agreement # 2") with Harbourton which provided for Arista to cede 50% of its disability policies when its loss ratio was equal to or greater than 75% up to but not exceeding 100% of earned premiums. Harbourton was paid a fee based on earned premiums. The statement of operations for the years ended December 31, 1992 and 1993 reflect Agreement # 2 for the period October 1, 1992 through December 31, 1992 and January 1, 1993 through Septem-ber 30, 1993, respectively.

                     Effective October 1, 1993, Arista entered into a new agreement (Agreement # 3) with Harbourton whereby Arista will cede by way of reinsurance, a 50% quota share of Arista's liability with respect to New York state disability benefits issued to policyhold-ers. For this Harbourton will receive a fee based on premiums ceded.

                     Ceded transactions at December 31, 1994 were as follows:

                                                                      Gross           Ceded             Net
                                                                     Amount           Amount           Amount
                                                                  ------------     ------------     ------------

                     Premium receivable                           $  6,328,500     $  3,164,250     $  3,164,250
                     Claims liabilities                           $  4,921,446     $  2,460,723     $  2,460,723
                     Unearned premiums                            $  1,358,365     $    679,182     $    679,183

                     A contingent liability exists with respect to reinsurance ceded which would become a liability of Arista in the event that Harbourton is unable to meet the obligations assumed under Agree-ment # 3.

                                                               (Continued)

                                 ARISTA INVESTORS CORP.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1994, 1993 AND 1992



          9.  NET INVESTMENT INCOME
              ---------------------

                 Net unrealized gain on investments for the years ended 1994, 1993 and 1992 were as follows:

                     Source                                            1994           1993           1992
-----------------------------------------                           -----------    ----------     ----------

Amount currently recognized as unrealized
   gain (loss):
      Bonds and long-term investments                               $         -    $        -     $  (45,000)
      Equity securities                                                       -             -              -
      Redeemable preferred stocks                                       (15,415)       16,805         45,498
                                                                    -----------    ----------     ----------

                                                                        (15,415)       16,805            498
                                                                    -----------    ----------     ----------

Amount previously recognized as unrealized
   loss now recognized as realized loss:
      Redeemable preferred stocks                                             -        54,733         55,373
       Bonds and long-term investments                                        -        45,000              -
                                                                    -----------    ----------     ----------

                                                                              -        99,733         55,373
                                                                    -----------    ----------     ----------

       Net unrealized gain                                          $   (15,415)   $  116,538     $   55,871
                                                                    ===========    ==========     ==========

                 Arista maintains a custodial investment account pursuant to
          the requirements of the NYSID.   These investments have been
          included with bonds and long-term U.S. Treasury obligations. At December 31, 1994 and 1993 the total amortized cost and market value of the investments in this account were as follows:

                                                      1994                            1993
                                          ----------------------------    ----------------------------
                                            Amortized        Market         Amortized        Market
                                              Cost            Value           Cost            Value
                                          ------------    ------------    ------------    ------------
Type of Security:
     U.S. Treasuries                      $    341,736    $    313,399    $    344,251    $    348,899
                                          ============    ============    ============    ============

                 The following schedule reflects the respective maturity dates, as at December 31, 1994:

                                       Amortized   Market
                                          Cost     Value
                                        --------  --------
              Maturity Dates:
                 1995                   $      -  $      -
                 1996-2000               125,073   118,555
                 2001-2005               216,663   194,844
                 Subsequent to 2005            -         -

                                                               (Continued)

                                 ARISTA INVESTORS CORP.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1994, 1993 AND 1992


          9.  NET INVESTMENT INCOME (Continued)
              --------------------------------

                 American also maintains a custodial account pursuant to the requirements of the NYSID. At December 31, 1993, such custodial account, which has been included with short-term investments, consisted of a $225,000 face value U.S. Treasury Bill (cost $225,703, market value $225,406) which matured in August 1994. At
          December 31, 1994 American also maintained a $229,781 non-interest bearing cash account, which is included in cash and equivalents.

                 Net investment income of the Company for the years ended 1994, 1993 and 1992 consists of the following:

                  Source                                             1994            1993           1992
-------------------------------------                             -----------    -----------     -----------

Interest and dividends:
      Bonds and long-term investments                             $   174,707    $   147,538     $   143,328

      Short-term investments                                           40,773         40,662          91,483
                                                                  -----------    -----------     -----------

                 Total interest and dividends                         215,480        188,200         234,811

Net realized investment gains (losses)                                 (2,342)        47,142        (107,530)
                                                                  -----------    -----------     -----------

                                                                  $   213,138    $   235,342     $   127,281
                                                                  ===========    ===========     ===========

                 The following schedule reflects the respective amortized costs, market values, gross unrealized gains or losses and maturity dates of investment securities, as applicable, as at December 31, 1994:

                                                   Amortized        Market        Unrealized
                                                      Cost          Value         Gain (Loss)
                                                 -----------     ------------     ----------
Type of security:
      Equity security                            $         3     $      1,018     $     (1,015)
      U.S. Treasuries                              2,875,077        2,606,546         (268,531)
      Other debt                                     143,581          113,303          (30,278)
                                                 -----------     ------------     ------------

                                                 $ 3,018,661     $  2,720,867     $   (297,794)
                                                 ===========     ============     ============

Maturity dates:
      1995                                       $   207,818     $    207,818
      1996-2000                                    1,307,466        1,183,622
      2001-2005                                      818,136          727,996
      Subsequent to 2005                             685,241          601,431
                                                 -----------     ------------

                                                 $ 3,018,661     $  2,720,867
                                                 ===========     ============

                                                               (Continued)

                                 ARISTA INVESTORS CORP.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1994, 1993 AND 1992



          10.    STATUTORY MATTERS
                 -----------------

                 Arista
                 ------

                     The following summaries reconcile net stockholder's equity and net income (loss) of Arista on the SAP basis with the amount of such equity and net income included in the financial statements of Arista on a GAAP basis for the years ended December 31, 1994, 1993, and 1992:

                                                                  1994             1993             1992
                                                              ------------     ------------     ------------

Capital and surplus reported for statutory purposes           $  3,651,842    $   4,139,450    $   3,481,279

Add (deduct):
   Inclusion of nonadmitted assets                               1,430,554        1,008,979          933,348
   Deferred costs, net of tax                                      194,776          149,340          179,845
   Claims reserves, net of tax                                     433,848          421,819          334,675
   Intangible assets, net                                          616,168          631,593          716,518
   Unrealized depreciation on marketable securities                (30,278)        (14,863)         (131,401)
   Other                                                           209,094          190,319           85,542
   Adjustment to fair value of net assets acquired                       -         (119,631)        (119,631)
   Adjustment to premiums receivable, net of tax                  (110,841)         (46,492)         (57,514)
   Prior period tax over accrual                                  (279,000)        (279,000)               -
   Asset valuation reserve                                               -                -           11,787
   Realized gain on investments, net of tax                        (24,998)         (29,054)         (29,894)
                                                              ------------     ------------     ------------

           Stockholders' equity reported in
              Arista's financial statements                   $  6,091,165     $  6,052,460     $  5,404,554
                                                              ============     ============     ============

Net income reported for statutory purposes                    $    159,502     $    917,718     $  1,103,682
Add (deduct):
   Deferred costs, net of tax                                       45,436          (28,105)         (44,410)
   Other                                                            (8,098)        (174,325)          69,734
   Claims reserves, net of tax                                      12,029           87,144          (87,326)
   Adjustment to premiums receivable, net of tax                   (64,349)          11,022          (10,340)
   Realized loss on investments, net of tax                          4,055              840          (29,894)
   Amortization of intangible asset, net of tax                     (7,318)         (84,924)         (82,353)
   Income tax expense differences                                  137,660                -                -
                                                              ------------     ------------     ------------


           Net income reported in Arista's
              financial statements                            $    278,917     $    729,370     $    919,093
                                                              ============     ============     ============

                                                               (Continued)

                                 ARISTA INVESTORS CORP.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1994, 1993 AND 1992


          10.    STATUTORY MATTERS (Continued)
                 ----------------------------

                     Arista was in compliance with the NYSID minimum statutory capital and surplus requirement of $300,000 at December 31, 1994, 1993 and 1992. American was also in compliance with such require-ment at December 31, 1994, 1993 and 1992.

                     Under the New York State Insurance Law, Arista may pay dividends to the Company only out of its statutory earned surplus. In addition, the maximum amount of dividends that may be paid in any twelve-month period without regulatory approval is the lesser of adjusted net investment income or 10% of its surplus. At December 1994 Arista could not pay a dividend to the Company. At December 31, 1993, the amount available for payment could not exceed $215,945. At December 31, 1993 and 1992 the dividend American could pay to Arista was de minimis.

                     The report on examination of Arista by the NYSID as of December 31, 1989 was completed and filed during 1992. The exami-nation concluded that the statutory surplus at December 31, 1989 as regards to policyholders was overstated by approximately $600,000. This was predominately due to an overestimation of the premiums receivable, which was corrected during 1990.

                     In accordance with the request from the NYSID, Arista showed no reinsurance ceded for statutory purposes for the year ended December 31, 1992.


          11.    BUSINESS ACQUISITION
                 --------------------

                 Stock Purchase Agreement
                 ------------------------

                     On December 31, 1991, Arista entered into an agreement to acquire all the outstanding shares of American Accident and Health Insurance Company. In December 1991 the NYSID approved the assump-tion of American's disability business by Arista and approved the acquisition of American in April 1992. The acquisition has been accounted for as a purchase. The purchase price was originally to consist of: (1) a $175,000 cash payment; (2) a credit against the purchase price of $898,973, which represents American's statutory negative capital and surplus balance as at December 31, 1991; and
          (3) an amount equal to 7-1/2% of earned premiums, as defined, on American policies renewed or rewritten during the period commencing January 1, 1992 and ending December 31, 1993.

                     Arista had the right to make certain adjustments to the purchase price for various income and expense items as mutually agreed upon. All payments due under the agreement were to be held in escrow until the final purchase price was determined, prior to October 15, 1994. Due to a shortfall in earned premiums and certain agreed-upon adjustments to the purchase price no payments are due American. Expenses incurred by the Company in connection therewith have been capitalized as part of the purchase price.

                                                               (Continued)

                                 ARISTA INVESTORS CORP.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1994, 1993 AND 1992




          11.    BUSINESS ACQUISITION (Continued)
                 -------------------------------

                 Intangible Assets
                 -----------------

                     Under the purchase method of accounting, the allocation of the purchase price to the fair value of American's assets and liabilities is required. Such allocation was finalized in 1994 when the purchase price was finally determined. The excess of fair value of net assets acquired over the purchase price of $216,740 was allocated to reduce intangible assets. At December 31, 1994 and 1993, accumulated amortization relating to intangible assets was $373,434 and $283,200, respectively, while the amortization expense was $189,865 in 1994 and $141,600 in 1993.



          12.    MAJOR CUSTOMERS
                 ---------------

                 For the years ended December 31, 1994 and 1993 no customer accounted for 10.0% or more of total gross premiums earned. Premiums earned from a major customer accounted for approximately 10.0% of total gross premiums earned for the year ended December 31, 1992. Another customer accounted for approximately 11.3% of gross premiums earned for the year ended December 31, 1992.



          13.    SUBSEQUENT EVENTS
                 -----------------

                 Effective January 1, 1995 Arista entered into an agreement with American Med to acquire its book of New York Statutory Dis-ability Insurance. The agreement provides that effective January 1, 1995, Arista will assume American Med's New York Statutory Disability business and will issue assumption certificates to the policyholders currently insured with American Med. American Med will receive a fee based on premiums paid which were earned during the year ended September 30, 1994 and on premiums paid which will be earned for the period January 1, 1995 through June 30, 1996. The acquisition will be accounted for under the purchase method of accounting.

                 Effective January 1, 1995, Arista entered into an agreement to perform certain administrative services for the United States Life Insurance Company in the City of New York, a company in the business of writing Statutory Disability Benefits Insurance. Fees for the services performed are determined in accordance with a prescribed schedule based on the type of service provided. The agreement will remain in effect until terminated by either party.

                                           ARISTA INVESTORS CORP.

                              SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN
                                       INVESTMENTS IN RELATED PARTIES

                                              DECEMBER 31, 1994




                                                                                                   Amount
                                                                 Cost or                          shown in
                                                                amortized         Market        the balance
                  Type of Investment                              cost            value            sheet
------------------------------------------------------        ------------     ------------     ------------

Investment securities:
   Bonds:
      United States Government and government
          agencies and authorities                            $  2,667,259     $  2,398,728     $  2,667,259
      Short-term investments                                       207,818          207,818          207,818
                                                              ------------     ------------     ------------

          Total                                                  2,875,077        2,606,546        2,875,077

Available for sale:
   Redeemable preferred stocks                                     143,581          113,304          113,304

Trading security:
   Common stock                                                          3            1,018            1,018
                                                              ------------     ------------     ------------

                                                              $  3,018,661     $  2,720,868     $  2,989,399
                                                              ============     ============     ============

                                           ARISTA INVESTORS CORP.

                        SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                            (PARENT COMPANY ONLY)

                                               BALANCE SHEETS


                                                                                       December 31,
                                                                               -----------------------------
                                                                                   1994             1993
                                                                               ------------     ------------
                                                 A S S E T S
                                                 -----------
Investment in subsidiaries                                                     $  6,092,271     $  6,051,207
Investments                                                                         207,818                -
Cash and equivalents                                                                260,745          358,476
Prepaid expenses and other assets                                                   344,892          159,047
                                                                               ------------     ------------

          Total assets                                                         $  6,905,726     $  6,568,730
                                                                               ============     ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                    ------------------------------------
Liabilities:
   Accounts payable and accrued expenses                                       $    315,206     $     30,628
   Due to subsidiaries, net                                                         563,884          270,337
                                                                               ------------     ------------

          Total liabilities                                                         879,090          300,965

Stockholders' equity                                                              6,026,636        6,267,765
                                                                               ------------     ------------

          Total liabilities and stockholders' equity                           $  6,905,726     $  6,568,730
                                                                               ============     ============


                                          STATEMENTS OF OPERATIONS


                                                                         Years Ended December 31,
                                                              ----------------------------------------------
                                                                  1994             1993             1992
                                                              ------------     ------------     ------------

Investment income                                             $     12,814     $     11,629     $     12,877
Corporate and administrative expenses                              737,580          406,979          337,582
                                                              ------------     ------------     ------------

          Loss from operations before income tax
             benefits and equity in net income of
             subsidiaries                                         (724,766)        (395,350)        (324,705)
Income tax benefits                                               (204,720)        (127,202)         (87,076)
                                                              ------------     ------------     ------------

          Loss from operations before equity in
             net income of subsidiaries                           (520,046)        (268,148)        (237,629)
Equity in net income of subsidiaries                               278,917          709,660          934,410
                                                              ------------     ------------     ------------

          Net income (loss)                                   $   (241,129)    $    441,512     $    696,781
                                                              ============     ============     ============

          The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Arista Investors Corp. at December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994.

                                           ARISTA INVESTORS CORP.

                        SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                            (PARENT COMPANY ONLY)
                                                 (Continued)
                                          STATEMENTS OF CASH FLOWS





                                                                         Years Ended December 31,
                                                              ----------------------------------------------
                                                                  1994             1993             1992
                                                              ------------     ------------     ------------

Cash flows from operating activities:
   Net income (loss)                                          $   (241,129)    $    441,512     $    696,781
   Adjustments to reconcile net income to net
     cash used in operating activities:
      Depreciation                                                     450                -                -
      Equity in net income of subsidiaries                        (278,917)        (709,660)        (934,410)
   Increase (decrease) in assets and liabilities:
      Due to subsidiaries                                          293,547           13,892          104,174
      Prepaid expenses and other assets                           (185,845)         (21,340)         107,548
      Accounts payable and accrued expenses                        284,578           21,834          (93,099)
                                                              ------------     ------------     ------------

          Net cash used in operating activities                   (127,316)        (253,762)        (119,006)
                                                              ------------     ------------     ------------

Cash flows from investing activities:
   Purchases of investments, net                                  (207,818)               -                -
   Proceeds from sale                                               12,604                -                -
   Dividend from subsidiary                                        224,799          198,000          150,000
                                                              ------------     ------------     ------------

          Net cash provided by investing activities                 29,585          198,000          150,000
                                                              ------------     ------------     ------------

          Increase (decrease) in cash
             and equivalents                                       (97,731)         (55,762)          30,994
Cash and equivalents:
   Beginning of year                                               358,476          414,238          383,244
                                                              ------------     ------------     ------------

   End of year                                                $    260,745     $    358,476     $    414,238
                                                              ============     ============     ============

          The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Arista Investors Corp. at December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994.

                                 ARISTA INVESTORS CORP.

              SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (PARENT COMPANY ONLY)
                                      (Continued)
                        NOTES TO CONDENSED FINANCIAL INFORMATION
                               DECEMBER 31, 1994 AND 1993



          1.  Basis of Presentation

              Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Information of the Registrant does not include all of the information and notes normally included with financial statements prepared in accor-dance with generally accepted accounting principles. It is therefore suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report as referenced in Form 10-K, Part II, Item 8, pages F-1 - F-27.


          2.  Cash Dividends from Subsidiary

              The following dividends were paid to the Company by its subsid-iary, Arista Insurance
              Company:

                                May 1994         $224,799
                                                 ========

                                March 1993       $198,000
                                                 ========

                                October 1992     $150,000
                                                 ========