Form 10-K/A
period 1994-12-31
ARISTA INVESTORS CORP
filed 1995-09-21
CIK 799902

FORM 10-K/A

                                 AMENDMENT NO. 3

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


        The response to this item is submitted in a separate section of this Report on page F-1.

                                    Signature
                                    ---------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ARISTA INVESTORS CORP.


                                   By:   /s/ Susan J. Hall
                                      --------------------------------
Dated:  September 20, 1995            Name:  Susan J. Hall
                                   Title: Senior Vice President and Treasurer

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


                                       /s/ Rosen Seymour Shapss
                                           Martin & Company

                                      ROSEN SEYMOUR SHAPSS MARTIN & COMPANY

          New York, New York
          April 1, 1995

BSSS    BLONDER, SEYMOUR, SHAPSS, SOLOMON & COMPANY
        Certified Public Accountants
        ------------------------------------------------------------------------


                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
  Arista Investors Corp.:


We have audited the accompanying consolidated statement of operations, changes in stockholders' equity, and cash flows of Arista Investors Corp. for the year ended December 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Arista Investors Corp. for the year ended December 31, 1992 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statements schedules on pages S-2 to S-4 of this Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein.


                                        /s/ Blonder, Seymour, Shapss,
                                                Solomon & Company

                                            BLONDER, SEYMOUR, SHAPSS,
                                                SOLOMON & COMPANY
New York, New York
March 15, 1993


                                 F-2A

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




                       /s/ ROSEN SEYMOUR SHAPSS MARTIN & COMPANY

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