Form 10-Q
period 1995-09-30
ARISTA INVESTORS CORP
filed 1995-11-14
CIK 799902

FORM 10Q

              SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C. 20549


    (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1995
                                   ------------------

                              OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                to
                                   --------------    ----------

                 Commission File No. 2-8381-NY


                    ARISTA INVESTORS CORP.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)

          DELAWARE                              13-2957684
-------------------------------            --------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)

    116 John Street, New York, N.Y.               10038
----------------------------------------        ---------
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code:  (212)964-2150
                                                     -------------


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                          Yes   X    No
                                               -----     -----


The aggregate number of Registrant's outstanding shares on November 13, 1995 was 1,930,600 Class A Common Stock, $0.01 par value and 47,400 Class B Common Stock, $0.01 par value.

                             ARISTA INVESTORS CORP.

                                TABLE OF CONTENTS


      PART I. FINANCIAL INFORMATION                                  Page
                                                                     ----


          Item 1. Financial Statements:


                  Consolidated Balance Sheets at September 30,         3
                    1995 (Unaudited) and December 31, 1994

                  Consolidated Statements of Operations                5
                    (Unaudited) for the three months and nine months ended September 30, 1995 and 1994

                  Consolidated Statements of Changes in Stock-         6
                    holders' Equity for the nine months ended
                    September 30, 1995 (Unaudited) and the
                    year ended December 31, 1994

                  Consolidated Statements of Cash Flows                7
                    (Unaudited) for the nine months ended Sep-tember 30, 1995 and 1994

                  Notes to Consolidated Financial Statements           8
                    (Unaudited)


          Item 2. MD&A:


                  Management's Discussion and Analysis of             11
                    Financial Condition and Results of Opera-tions


PART II. OTHER INFORMATION



    Item 1 through Item 6                                             14

    Signatures                                                        16

PART I. FINANCIAL INFORMATION

                   ARISTA INVESTORS CORP.

                CONSOLIDATED BALANCE SHEETS


                                                 September 30,   December 31,
                                                     1995            1994
                                                 -------------   ------------
                                                  (unaudited)
                 ASSETS
                 ------

Investments:

  Held to maturity:
    Bonds and long-term U. S. Treasury
      obligations at amortized cost (market
      value - $2,617,275 at September 30, 1995
      and $2,490,986 at December 31, 1994)         $2,658,019     $2,667,259

    Short-term U. S. Treasury, at amortized cost
      obligations (market value $336,982 at
      September 30, 1995 and $207,818 at December
      31, 1994)                                       336,982        207,818

  Trading security, at market (cost of $3
    at September 30, 1995 and December 31, 1994)        1,018          1,018

  Available-for-sale securities:
    Redeemable preferred stocks, at market value
      (amortized cost of $141,345 at September 30,
      1995 and $143,581 at December 31, 1994)         121,963        113,304
                                                 --------------  ------------

           Total investments                        3,117,982      2,989,399

Cash and equivalents                                2,734,214      2,724,864

Premiums receivable, net                            2,479,500      3,164,250

Deferred policy acquisition costs, net              1,042,513        794,988

Intangible assets, net                                291,693        385,053

Furniture and office equipment, at cost, net          193,540        120,642

Prepaid and refundable income taxes                   925,848        817,289

Other assets                                          961,289        922,550
                                                 -------------   ------------

                                                  $11,746,579    $11,919,035
                                                 =============   ============

                       ARISTA INVESTORS CORP.

                    CONSOLIDATED BALANCE SHEETS


                                                 September 30,   December 31,
                                                     1995            1994
                                                 -------------   ------------
                                                  (unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Liabilities:
   Payable to reinsurers                        $     120,112  $      80,393
   Net claims liabilities                           2,276,503      2,460,723
   Net unearned premiums                              746,740        679,183
   Net commissions payable                          1,392,668      1,319,211
   Accounts payable and accrued expenses              891,318      1,089,262
   Deferred income taxes                              269,273        279,042
                                                 -------------   ------------

              Total liabilities                     5,696,614      5,907,814
                                                 -------------   ------------

Commitments and contingencies: (Note 2)

Stockholders' equity:
   Class A common stock, $.01 par value;
     9,950,000 shares authorized; 1,940,600 issue      19,406         19,406

   Common stock, Class B, $.01 par value; 50,000
     shares authorized, 47,400 shares issued and
     outstanding                                          474            474

   Additional paid-in capital                       4,193,354      4,193,354

   Retained earnings                                1,882,852      1,855,005

   Net unrealized loss on marketable securities       (19,381)       (30,278)
                                                 -------------   ------------
                                                    6,076,705      6,037,961

   Less 10,000 shares Class A common stock in
     treasury, at cost                                (26,740)       (26,740)
                                                 -------------   ------------

              Total stockholders' equity            6,049,965      6,011,221
                                                 -------------   ------------

                                                  $11,746,579    $11,919,035
                                                 =============   ============


The accompanying notes are an integral part of these financial statements.

                          ARISTA INVESTORS CORP.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Unaudited)

                                                Three months ended            Nine months ended
                                                    September 30,               September 30,
                                             --------------------------  ------------------------
                                                1995           1994         1995          1994
                                             ------------- ------------  -----------  -----------

Revenue:
   Gross premiums earned  (Note 2)           $6,274,927    $7,050,056    $19,345,480  $20,068,572
   Ceded premiums earned  (Note 2)            3,137,464     3,525,028      9,672,740   10,034,286
                                             ------------- ------------  -----------  -----------
          Net premiums earned                 3,137,463     3,525,028      9,672,740   10,034,286
   Net realized investment gains (losses)             -             -           (137)      (2,342)
   Investment income                             79,507        55,549        187,552      160,417
   Other income                                  52,279        14,258        179,841      109,861
                                             ------------- ------------  -----------  -----------
          Total revenue                       3,269,249     3,594,835     10,039,996   10,302,222
                                             ------------- ------------  -----------  -----------
Expenses:
   Underwriting (Note 2):
    Gross claims incurred                     4,135,514     4,032,594     12,620,834   12,649,150
    Ceded claims incurred                     2,067,757     2,016,297      6,310,417    6,324,575
                                             -----------   -----------   ------------  -----------
          Net claims incurred                 2,067,757     2,016,297      6,310,417    6,324,575
                                             -----------   -----------   ------------  -----------
    Gross commissions incurred                1,156,028     1,262,539      3,332,133    3,195,384
    Ceded commissions incurred                1,006,957     1,433,032      3,168,867    3,501,290
                                             -----------   -----------   ------------  -----------
          Net commissions incurred (earned)     149,071      (170,493)       163,266     (305,906)
                                             -----------   -----------   ------------  -----------
          Total underwriting expenses         2,216,828     1,845,804      6,473,683    6,018,669
   General and administrative expenses        1,148,691     1,139,972      3,496,096    3,416,584
                                             -----------   -----------   ------------  -----------
          Total expenses                      3,365,519     2,985,776      9,969,779    9,435,253
                                             -----------   -----------   ------------  -----------
Income (loss) before provision (benefit)        (96,270)      609,059         70,217      866,969
  for income taxes
Provision (benefit) for income taxes            (48,362)      297,680         42,370      431,950
                                             -----------   -----------   ------------  -----------

Net income (loss)                               (47,908)      311,379         27,847      435,019
                                             ===========   ===========   ============  ===========

Net income (loss) per common share               ($0.02)        $0.14           0.01         0.20
                                             ===========   ===========   ============  ===========
Weighted average number of common
  shares outstanding                          2,265,923     2,263,993      2,302,459    2,229,900
                                             ===========   ===========   ============  ===========


           The accompanying notes are an integral part of these financial statements.


                                                   ARISTA INVESTORS CORP.
                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      Nine months ended September 30, 1995 (unaudited) and year ended December 31, 1994


                                                    Class A               Class B
                                                  Common Stock          Common Stock
                                                ----------------      -----------------
                                                  Number     Par        Number     Par
                                                    of      value         of      value       Paid-in        Retained
                                                  Shares     $.01       Shares    $.01        capital        earnings
                                                --------   --------     ------   ------     ------------   -----------
  Balance - January 1, 1994                     1,940,600  $19,406      47,400     $474      $4,193,354     $2,096,134

    Net loss                                            -        -           -        -               -       (241,129)
    Net investment losses                               -        -           -        -               -              -
                                                ---------  ---------   ---------  -------   ------------  ------------
  Balance - December 31, 1994                   1,940,600   19,406      47,400      474       4,193,354      1,855,005

    Net income (unaudited)                              -        -           -        -               -         27,847

    Net investment gains (unaudited)                    -        -           -        -               -              -
                                                ---------  ---------   ---------  -------   ------------  ------------
  Balance - September 30, 1995 (unaudited)      1,940,600   $19,406     47,400      $474     $4,193,354     $1,882,852
                                                =========  =========  ==========  =======   ============  ============

                                                              Cost of
                                                              Class A
                                               Unrealized     Common
                                              depreciation     Stock         Total
                                               of equity      held in     stockholder
                                               securities     treasury      equity
                                            --------------  ----------   -----------
  Balance - January 1, 1994                     ($14,863)    ($26,740)    $6,267,765

    Net loss                                           -            -       (241,129)
    Net investment losses                        (15,415)           -        (15,415)
                                            --------------  ----------   -----------
  Balance - December 31, 1994                    (30,278)     (26,740)     6,011,221

    Net income (unaudited)                             -            -         27,847

    Net investment gains (unaudited)              10,897            -         10,897
                                             ------------   ----------  ------------
  Balance - September 30, 1995 (unaudited)      ($19,081)    ($26,740)    $6,049,965
                                             ============   ==========  ============




             The accompanying notes are an integral part of these financial statements.

                                         ARISTA INVESTORS CORP.

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Nine months ended September 30, 1995 and 1994
                                               (Unaudited)

                                                                        1995         1994
                                                                    -----------   ---------

Cash flows from operating activities:
  Net income                                                           $27,847     $435,019
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                      39,834       49,600
      Amortization of intangible assets                                 93,360      106,200
      Deferred acquisition costs                                      (473,304)  (1,195,731)
      Deferred income taxes/(benefit)                                   (9,769)      15,450
      (Increase) decrease in operating assets:
        Premiums receivable                                            684,750     (256,250)
        Deferred policy acquisition costs                              225,779      182,503
        Prepaid and refundable income taxes                           (108,559)     143,703
        Other assets                                                   (38,739)    (141,274)
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                         (197,944)     118,456
        Payable to reinsurer                                            39,719       12,651
        Net claims liabilities                                        (184,220)     (97,712)
        Net unearned premiums                                           67,557      102,290
        Commissions payable                                             73,457      218,225
        Income taxes payable                                                 -            -
                                                                    -----------   ----------

           Net cash provided by (used in) operating activities         239,768     (306,870)
                                                                    -----------   ----------
Cash flows from investing activities:
  Capital expenditures                                                (112,732)     (29,801)
  Proceeds from sale of investments                                    219,297    1,003,470
  Purchases of investments                                            (336,983)    (751,798)
                                                                    -----------   ----------
           Net cash provided by (used in) investing activities        (230,418)     221,871

Cash flows from financing activities                                         -            -
                                                                    -----------   ----------
           Net increase (decrease) in cash and equivalents               9,350      (84,999)

Cash and equivalents at beginning of the period                      2,724,864    2,354,897
                                                                    -----------   ----------
Cash and equivalents at end of nine months                          $2,734,214   $2,269,898
                                                                    ===========   ==========

      The accompanying notes are an integral part of these financial statements.

                            ARISTA INVESTORS CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1995 and 1994
                                (Unaudited)


Note 1 - Basis of presentation
------------------------------

The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles("GAAP"). GAAP differs from statutory accounting principles ("SAP") used by insurance companies in reporting to state regulatory agencies. In the opinion of the management of Arista Investors Corp. (the "Company" or the "Registrant"), all adjustments (consisting of normal recurring accruals only) have been reflected for a fair presentation of the unaudited financial position as of September 30, 1995 and results of operations for the nine-month and three-month periods ended September 30, 1995 and 1994. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.

Note 2 - Reinsurance
--------------------

Effective October 1, 1992, Arista Insurance Company ("Arista") entered into a stop-loss reinsurance agreement ("Agreement") with its reinsurer. The Agreement provides for Arista to cede 50% of its disability policies written when Arista's loss ratio is equal to or greater than 75%, up to but not to exceed 100% of earned premiums. The reinsurer is paid a fee based on Arista's earned premiums. The Agreement is subject to cancellation by either party on 90 days' prior written notice.

Effective October 1, 1993, Arista entered into a new agreement with NRG America Reassurance Corporation (during 1994, its name was changed to Harbourton Reinsurance, Inc., "Harbourton") whereby Arista will cede, by way of reinsurance, a 50% quota share of Arista's liability with respect to New York Statutory Disability benefits issued to policyholders. For this, Harbourton will receive a fee based on premiums ceded.

A contingent liability exists with respect to reinsurance ceded which would become a liability of Arista in the event that the reinsurer is unable to meet its proportionate share of the obligations assumed under the Agreement.

                          ARISTA INVESTORS CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1995 and 1994
                                (unaudited)


Effective April 1, 1994, Arista entered into a reinsurance agreement with Allianz Life Insurance Company of North America ("Allianz"), whereby Allianz would cede to Arista 100% of Allianz's gross liability with respect to Hawaii Temporary Disability Insurance benefits issued to policyholders.

Note 3 - Related parties
------------------------

Bernard Kooper, President of the Company, Chairman of the Boards of Directors of the Company and Arista and a Director of The Collection Group, Inc. and American Accident and Health Insurance Company (both inactive entities), beneficially owns 22.88% and 100% of the outstanding shares of Class A and Class B Common Stock, respectively (including 30,400 shares of Class A Common Stock owned by Arlyne Kooper, wife of Bernard Kooper, and 365,000 shares of Class A Common Stock issuable upon the exercise of the warrants held by Mr. Kooper). Bernard Kooper Life Agency, Inc. (the "Agency"), one of the general agents of Arista received approximately $169,000 and $187,000 in commissions from Arista during the nine months ended September 30, 1995 and 1994, respectively. Of this amount, the Agency paid approximately $121,00 and $135,000 during the nine months ended September 30, 1995 and 1994, respectively, to brokers, which included certain members of the Board of Directors of the Company and Arista. The amount paid to members of the Board of Directors of the Company and/or Arista by the Agency was approximately $17,000 and $16,000 during the nine months ended September 30, 1995 and 1994, respectively. Commissions payable to the Agency at September 30, 1995 and 1994 were $9,567 and $13,937, respectively.

Note 4 - Consolidated income taxes
----------------------------------

Consolidated income taxes paid aggregated $394,256 and $394,396 for the nine months ended September 30, 1995 and 1994, respectively.

                           ARISTA INVESTORS CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1995 and 1994
                                 (unaudited)


Note 5 - Policy acquisitions
----------------------------

Arista has incurred costs under various agreements to acquire the right to offer New York State Statutory Disability Benefits Insurance to former policyholders of other disability carriers. These costs include fees paid directly to these disability carriers for such right. For financial statement purposes, such costs are deferred and are being amortized to income over five years. These costs, for all acquisitions, amounted to $2,153,202 and $1,603,924 at September 30, 1995 and 1994, respectively. Accumulated amortization was $1,110,690 and $800,581 at September 30, 1995 and 1994, respectively.

Amortization of deferred acquisition costs charged to operations aggregated $225,778 and $182,503 for the nine months ended September 30, 1995 and 1994, respectively.

                             ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1995
                                   (Unaudited)


Results of Operations
---------------------

The Company's net income after taxes for the nine months of 1995 and 1994 were approximately $28,000 and $435,000, respectively. For the third quarter ended September 30, 1995, the Company had an after tax loss of approximately $48,000 as compared to net income of approximately $311,000 for the same period of 1994. Income before provision for income taxes for the first nine months of 1995 was approximately $70,000 as compared to $867,000 for the comparable period of 1994.

The principal reasons for the decrease in income from operations for the nine months of 1995 as compared to 1994 were a reduction in gross premiums earned and a 2.2% increase in the loss ratio.

Arista's gross premiums earned were approximately $19.3 million and $20.1 million for the first nine months of 1995 and 1994, respectively. Gross premiums earned for the third quarters of 1995 and 1994 were approximately $6.3 million and $7.1 million, repectively. Under an Assumption Reinsurance Treaty with American Medical and Life Insurance Company ("American Med"), effective January 1, 1995, Arista acquired the book of New York Statutory Disability Benefits Insurance that had been previously ceded by American Med to Arista (effective October 1, 1994). This book of disability insurance increased gross premiums earned by approximately $2.0 million for the first nine months of 1995. This increase was offset by a reduction in premiums earned on Arista's existing book of disability insurance, which was attributable to a reduction in the number of covered lives as well as in the number of policyholders covered.

Arista's gross premiums earned for the first nine months of 1995 reflects a continuation of the loss of covered lives and policyholders as recorded in the fourth quarter of 1994. Because premiums on New York State Statutory Disability Benefits Insurance are principally collected quarterly in arrears, there is lag time between the fiscal period and the actual receipt of premiums. Therefore, Arista must estimate and then accrue the amount of premiums earned during any fiscal period. During the

                             ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  June 30, 1995
                                   (Unaudited)


first quarter of 1995, it had become apparent that Arista's estimate of premiums receivable, especially associated with the acquisitions completed in 1994, were higher than the premiums realized. Thus, a lower estimate was required at year end of 1994 to give effect to lower premiums expected to be earned.

Arista's gross claims incurred for the first nine months of 1995 and 1994 were each approximately $12.6 million, representing 65.2% and 63.0%, respectively, of the gross premiums earned. For the third quarters of 1995 and 1994, the ratios were 65.9% and 57.2%, respectively. As reported at June 30, 1995, the ratios were 57.8% and 66.6% for the second quarters of 1995 and 1994, respectively. It is not possible for management to predict whether or not such short-range quarterly changes in the gross claims incurred are indicative of any trend.

Consolidated investment income for the first nine months of 1995 and 1994 were approximately $188,000 and $160,000, respectively. For the third quarters of 1995 and 1994, consolidated investment income was approximately $80,000 and $56,000 respectively. The principal reason for this change was the increase in the amount of consolidated short-term investments in 1995.

Other income for the first nine months of 1995 and 1994 were approximately $180,000 and $109,000, respectively. For the third quarter of 1995 and 1994, other income was approximately $52,000 and $14,000. The change in the third quarter of 1995 as compared to 1994 was attributable to increased third party administrative fees.

Arista's gross commissions incurred were approximately $3.3 million and $3.2 million for the first nine months of 1995 and 1994, respectively. As a percentage of gross premiums earned, the gross commissions incurred were 16.7% and 14.9% for the first nine months of 1995 and 1994, respectively. In addition, gross commissions incurred were approximately $1.2 million and $1.3 million for the third quarters of 1995 and 1994, respectively.

                             ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1995
                                   (Unaudited)


The consolidated general and administrative expenses for the first nine months of 1995 and 1994 were approximately $3.5 million and $3.4 million, respectively. As a percentage of gross premiums earned, the consolidated general and administrative expenses were 18.1% and 17.0% for the nine months ended September 30, 1995 and 1994, respectively. For the third quarters of 1995 and 1994, these expenses were both approximately $1.1 million.


Liquidity and Capital Resources

Retained earnings increased from $6,011,221 at December 31, 1994 to $6,049,965 at September 30, 1995 as a result of the Company's additional net income. Management continues to believe that a further increase in statutory surplus would be necessary for any appreciable increase in net in-force premiums.

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

          Item 6. Exhibits and Reports on Form 8-K

                  a. Exhibit 27 - Financial Data Schedule

                  b. Reports on Form 8-K:  None

                                    SIGNATURES





  Pursuant to the requirements of the Securities Exchange Act of 1934, the

  Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          ARISTA INVESTORS CORP. (Registrant)
                                          -----------------------------------



                                     BY:  /s/ BERNARD KOOPER
                                          -----------------------------------
                                          BERNARD KOOPER, President and
                                            Chairman of the Board (principal
                                            executive officer)




                                     BY:  /s/ SUSAN J. HALL
                                          ------------------------------------
                                          SUSAN J. HALL, Senior Vice President
                                            and Treasurer (principal financial
                                            and accounting officer)





  November 13, 1995