Form 10-K
period 1995-12-31
ARISTA INVESTORS CORP
filed 1996-04-15
CIK 799902

FORM 10-K

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
  (Mark One)

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       [FEE REQUIRED]
  For the fiscal year ended .........................December 31, 1995

                                        OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      [NO FEE REQUIRED]

  For the transition period from _________________________ to __________________

  Commission File Number                               0-16520
                         -------------------------------------------------------

                              ARISTA INVESTORS CORP.
  ------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

              Delaware                                     13-2957684
- ----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


116 John Street, New York, New York                          10038
- ----------------------------------------    ------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:        (212) 964-2150
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

                     Yes:   X                      No: ______
                          -----
    The aggregate market value of the voting stock (Class A Common Stock, par value $ .01 per share) held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price, as of April 9, 1996 was $3,511,300.

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate number of registrant's outstanding shares on April 9, 1996, was 1,930,600 shares of Class A Common Stock, $0.01 par value (excluding 10,000 shares of treasury stock), and 47,400 shares of Class B Common Stock, $0.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE:

                                       None.

                              PART I
                              ------


ITEM 1.     BUSINESS
- ------      --------

General
- -------

     Arista Investors Corp. (the "Registrant") through its wholly-owned subsidiary, Arista Insurance Company ("Arista"), a New York corporation (Registrant and Arista are sometimes hereinafter individually or collectively referred to as the "Company"), has been engaged in the sale and underwriting of statutory disability benefits insurance in the State of New York since 1979. The Company's principal executive offices are located at 116 John Street, New York, New York 10038. Its telephone number is (212) 964-2150.

     Arista was licensed to write accident and health insurance by the New York State Insurance Department in October 1979, and writes New York statutory disability benefits insurance. During the year ended December 31, 1993, Arista amended its charter and became licensed to write a line of property and casualty insurance in New York as well.

     The following table sets forth the gross and net premiums earned by Arista, including ceded premiums and investment income and realized investment gains (losses) for each of the three years of the period ended December 31, 1995.

                             1993           1994          1995
                             ----           ----          ----

Gross premiums earned     $24,218,510   $26,188,858    $26,091,714
Ceded premiums earned       2,889,594    13,094,429     13,045,857
                          -----------   -----------    -----------
  Net premiums earned     $21,328,916   $13,094,429    $13,045,857
                          ===========   ===========    ===========


Investment income         $   188,200   $   215,480    $   252,134
                          ===========   ===========    ===========


Realized investment gains
  (losses)                $    47,142   $    (2,603)   $      (137)
                          ===========   ===========    ===========




     Under New York State law, all eligible employees, including full-time and part-time employees in New York State, are required to be provided with coverage unless excluded by statute, e.g., government, railroad, maritime or farm workers. Statutory disability benefits insurance presently provides for a payment to totally disabled employees in the amount of 50% of weekly salary to a maximum payment of $170 per week, for a maximum of 26 weeks beginning with the eighth day of disability due to off-the-job accident or sickness. On-the-job accident or sickness is covered by worker's compensation insurance, not statutory disability benefits insurance. Arista charges a premium for statutory disability benefits insurance coverage based upon a rate structure approved by the New York State Insurance Department. In order for an insurer to alter its rate structure it must obtain prior approval from the New York State Insurance Department. Under the law, an employer may require an employee to contribute 1/2 of 1% of covered payroll up to a maximum of $.60 per week towards the premium charge for statutory disability benefits insurance.

     In addition to standard statutory disability benefits insurance coverage, Arista offers certain augmented benefits which include the payment of the disability benefit from the first day of disability as opposed to the eighth day of disability, increased duration of benefits from 26 weeks up to 52 weeks, benefits increased over the maximum of $170 weekly benefit and an additional multiple if related to hospitalization (e.g., 150% of the benefit if an employee is hospitalized). Arista also offers coverage for association groups on a competitive basis. The underwriting of these augmented benefits currently does not, and is not anticipated to, represent a significant percentage of Arista's earned premiums for the foreseeable future.

     Pursuant to agreements effective October 1, 1991, July 1, 1993, January 1, 1995, and April 1, 1995, Arista agreed to act as a third party administrator for the statutory disability benefits books of business of The North Atlantic Life Insurance Company of America ("NALIC"), The Guardian Life Insurance Company of America, the United States Life Insurance Company in the City of New York and America Bankers Insurance Company of Florida, respectively. Management believes that such activity is profitable and will continue to seek opportunities to expand its third party administration service revenue.

     During the three year period ended December 31, 1995, Arista has entered into the following arrangements to acquire books of New York State disability insurance:

     1. Effective July 1, 1993, Arista entered into an arrangement with American Life Insurance Company ("American Life") which authorized Arista to assume all of American Life's New York State statutory disability benefits insurance and issue assumption certificates to the policyholders then currently insured under American Life's disability policies.

     2. Arista acquired the right, effective January 1, 1994, to offer New York State statutory disability benefits coverage to policyholders previously insured by NALIC. As described above, for the period October 1, 1991 through December 31, 1993, Arista had a third party administrative agreement with NALIC.

     3. Pursuant to an agreement with Aetna Life Insurance Company ("Aetna"), effective April 1, 1994, Arista acquired Aetna's entire book of New York State statutory non-experience rated state cash sickness disability insurance through an assumption reinsurance treaty, and issued assumption certificates to those policyholders previously insured with Aetna.

     4. Effective October 1, 1994, Arista entered into an Indemnity Reinsurance Agreement with American Medical and Life Insurance Company ("American Med") wherein Arista assumed a book of New York State statutory disability benefits insurance that was ceded by American Med.

     5. Effective January 1, 1995, Arista, through an assumption reinsurance treaty, acquired the book of New York State statutory disability benefits insurance that had been previously ceded by American Med. Arista issued assumption certificates to all such American Med policyholders.

     In addition, effective April 1, 1996, Arista entered into assumption reinsurance treaties with Greater New York Mutual Insurance company ("GNYMIC") and with Insurance Company of Greater New York ("ICGNY") which authorized Arista to assume all of GNYMIC's and ICGNY's New York State statutory disability benefits insurance and issue assumption certificates to the policyholders then currently insured with GNYMIC and ICGNY.

     For the year ended December 31, 1995, no one group accounted for 10 percent or more of Arista's consolidated revenue; however, Arista underwrites the statutory disability benefits insurance for two large groups with combined earned premiums of approximately $4,439,000 in 1993, $4,496,000 in 1994 and $3,692,000 in 1995.

     Effective December 29, 1995, Arista issued a $3,000,000 surplus note to Cologne Life Underwriting Management Company ("CLUMCO"). The surplus note bears interest at the rate of 10.5% per annum, and provides for the principal to be repaid in eight equal installments in years three through ten, together with any accrued interest. These repayments of principal and accrued interest shall only be made out of the free and divisible surplus of Arista, and are subject to the approval of the Superintendent of Insurance of the State of New York. If the principal and interest are not repaid in full at the end of the ten years, the surplus note renews annually for additional one-year terms until the balance is repaid. In addition, the Registrant issued a ten year warrant to CLUMCO to purchase up to 150,000 shares of the Company's Class A Common Stock, subject to certain conditions, at an exercise price of $3.50 per share. "See Reinsurance Ceded."

     Arista submitted an application for admission as a reinsurer to the Office of the Commissioner of Insurance of the Commonwealth of Puerto Rico during 1989. In 1991, Arista requested that the Commissioner hold its application in abeyance pending the conclusion of certain negotiations regarding a reinsurance arrangement in the Commonwealth. Negotiations regarding this arrangement are still ongoing.

     In 1994, Arista submitted an application to the Commissioner of Insurance in Hawaii (the "Commissioner") to become licensed in the State of Hawaii to write Temporary Disability Insurance. In 1995, Arista completed all of the license requirements and its submissions were in the process of being reviewed by the Commissioner.

     In February, 1996, Arista concluded that it would withdraw its application in Hawaii, and would evaluate the status of the negotiations in Puerto Rico by December, 1996.

Marketing
- ---------

     Arista believes that, particularly with respect to the small and medium-sized businesses on which it focuses its marketing efforts, business owners generally rely upon agents in selecting an insurance company. Consequently, Arista considers the general agent to be its customer and stresses prompt and personal service to its general agents in all phases of underwriting, product delivery and claims processing functions.

     Arista currently has under contract 390 general agents. These general agents place statutory disability benefits insurance with other insurance companies in addition to Arista. These general agents submit to Arista insurance written through more than 6,900 insurance brokers and soliciting agents. Arista enters into written contracts with general agents who in turn engage brokers and soliciting agents. Arista's contract with each general agent may be cancelled by either party on 30 days' prior written notice. The commissions paid by Arista are competitive with the commissions paid by other insurers in the statutory disability benefits insurance industry. Each general agent is responsible for payment of any commissions due brokers or soliciting agents engaged by the general agent.

     In 1995, based upon results as of December 31, 1994, Arista received a rating of B (good) from A.M. Best Company, Inc. ("Best"), the principal organization rating insurance companies. Best's ratings are based upon factors of concern to policyholders.

Claims
- ------

     Gross claims incurred by Arista amounted to $15,892,986 in 1993, $17,752,698 in 1994 and $16,588,801 in 1995.

     The factors generally affecting gross claims incurred are a function of the number of risks covered with either part-time or full-time workers, the wage level of each covered employee to a maximum of $170 per week and the duration of disability to a maximum of 26 weeks. The gross amount of claims incurred at any point in time is also affected by the number of females covered since maternity is treated statutorily as any other disability.

     The Company's estimated-to-actual claims experience is as follows:

Calendar Year       Estimated Loss Ratio   Actual Loss Ratio
- -------------       --------------------   -----------------

    1991                   68.6%                  68.5%
    1992                   65.7%                  67.6%
    1993                   65.5%                  64.9%
    1994                   66.5%                  65.0%
    1995                   62.2%*                    **

* Experience is based on estimated claim reserves including reinsurance assumed at December 31, 1995.

** Fully developed loss information for 1995 will not be available until after September 30, 1996.

     The estimated loss ratio is calculated for each year based upon an historical estimate of the claims development divided by the premiums earned for a calendar year. It differs from the actual loss ratio which represents the fully developed claims for a calendar year divided by the actual premiums earned for that year.

Reinsurance Ceded
- -----------------

     Arista utilizes reinsurance principally to reduce its net liability on business in force through risk sharing. The ceding of insurance does not discharge the original insurer from its primary liability to the policyholder. The ceding company is required to pay losses to the extent the assuming company fails to meet its obligations under the reinsurance agreement. The practice of insurers, however, subject to certain statutory limitations and as permitted by regulatory authorities, is to account for reinsured risks to the extent of reinsurance ceded as though they are not risks for which the original insurer remains liable.

     From October 1, 1992 to September 30, 1993, Arista had a stop loss reinsurance agreement with its reinsurer. The reinsurance agreement provided for Arista to cede 50% of its disability policies written to the reinsurer when Arista's loss ratio was equal to or greater than 75%, up to but not to exceed 100% of earned premiums. The reinsurer was paid a fee based on Arista's earned premiums. The reinsurance agreement was subject to cancellation by either party on 90 days' prior written notice.


     From October 1, 1993 to September 30, 1995, Arista had a quota share reinsurance agreement with its reinsurer, Harbourton Reinsurance, Inc. (formerly, NRG America Reassurance Corporation). Under this agreement, Arista ceded by way of reinsurance a 50% quota share of its liability with respect to New York statutory disability benefits insurance issued to various policyholders. This agreement was subject to cancellation by Cologne on 90 days' prior written notice, and may be cancelled by Arista, under certain conditions, on 90 days prior written notice.

     Effective October 1, 1995, Arista entered into an agreement with Cologne Life Reinsurance Company ("Cologne") whereby Arista cedes by way of reinsurance a 50% quota share participation in Arista's New York State statutory disability benefits insurance, both for business in force as of October 1, 1995 and for new business written or acquired after October 1, 1995. This agreement is subject to cancellation by either party on 90 days' prior written notice.

     Cologne had total assets of approximately $570,462,000 at December 31, 1995, and a Best's rating of A+ as of December 31, 1994. Unlike other segments of the accident and health and property and casualty industries, there is no need to facilitate a spread of risk pursuant to any one occurrence as the maximum liability for Arista on any one life cannot exceed $4,420. The cost to Arista of obtaining reinsurance has never exceeded approximately 1.2% of its gross premiums received. (See Note 10 of the Consolidated Financial Statements.)

     Effective April 1, 1994 Arista entered into a reinsurance agreement with Allianz Life Insurance Company of North America ("Allianz") wherein Arista assumed Hawaii Temporary Disability Insurance business that was ceded by Allianz since 1994. This agreement was terminated February 29, 1996.


Reserves
- --------

     Insurance companies are required to maintain reserves for unpaid losses, unpaid loss adjustment expenses and New York State Worker's Compensation Board assessments for this line of business. These reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those incurred but not reported. Arista establishes these reserves based upon its prior experience. Gross claims liabilities were $4,168,000, $4,912,446 and $4,526,315 at December 31, 1993, 1994, and 1995, respectively.

     Loss reserves are only estimates of what the insurer expects to pay on claims, based on facts and circumstances then known. Although a degree of variability is inherent in such estimates, management believes that the liabilities for unpaid claims and related adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary, and such adjust-ments are reflected in current operations.


            Reserve
           at the End
             of the
Calendar    Calendar     Amounts Paid During the Year and Incurred Prior Thereto
                         -------------------------------------------------------
Year         Year           1992        1993        1994        1995        1996
- --------     ----------     ----        ----        ----        ----        ----

1991         $4,970,000     $4,806,692

1992         $4,040,000                $4,578,312

1993         $3,870,000                           $4,420,104

1994         $4,628,600                                     $4,667,005

1995         $4,280,000                                                      (1)

(1) Development is not yet complete.

Competition
- -----------

     The writing of statutory disability benefits insurance is highly competitive and many insurers write this line of insurance in New York. These insurers vary in terms of size and generally have longer operating histories, offer a broader range of insurance other than statutory disability benefits insurance and generally have greater financial, marketing and management resources, than Arista. In addition, the New York State Insurance Fund also offers statutory disability benefits insurance. Competition is primarily based upon service and, in certain classes of business, rate structure.

Employees
- ---------

     As of December 31, 1995, the Company had 49 full-time and 2 part-time employees. Nine of these employees are executive officers (2 of whom serve part-time), 8 provide claims services as examiners, 1 provides general and administrative services and 31 provide all other services. The Company believes its relations with its employees are satisfactory.



Investment Policy
- -----------------

     Arista must comply with the insurance laws of New York State with regard to investments. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. The investment of Arista's funds generally is subject to the direction and control of its Board of Directors; investments are reviewed on a quarterly basis. Arista's funds generally are invested in federal, state and municipal obligations, corporate debt, preferred and common stocks and such other investments which are specifically prescribed by the New York State Insurance Law.

     The following table contains information concerning the Company's investment portfolio as at December 31, 1995:

                                                         Amount at
                                                          which is
                                 Cost or                  shown in
                                amortized      Market    the balance
Type of Investment                 cost         value       sheet
- ------------------              ---------      -------    ----------


Investment Securities:
  United States Treasuries      $2,013,994     $2,049,991  $2,013,994
                                ==========     ==========  ==========


     The following table summarizes the Company's investment results before income taxes for the five years ended December 31, 1995:

                              1991       1992       1993      1994       1995
                              ----       ----       ----      ----       ----

Net investment income       $254,350   $234,811   $188,200   $215,480  $252,134
Average annual yield on
  total investments1           5.83%      5.29%      4.47%      5.54%     5.90%
Net realized investment
  gains (losses)            $      0 ($107,530)   $ 47,142   $(2,603)  $  (137)


Regulation
- ----------

     Arista and, under certain circumstances, the Registrant, are subject to regulation by the New York State Insurance Department. Such regulation is principally for the benefit and protection of policyholders and not stockholders. Regulation extends to, among other things, the setting of rates to be charged, the granting and revocation of licenses to transact business, the licensing of general agents, the approval of policy forms and the form and content of statutorily mandated financial statements.

     The Company is also regulated under New York State Insurance Law, Article 15, the "Holding Companies" statute. The regulations promulgated under the "Holding Companies" statute require prior regulatory agency approval of changes in control of an insurer and of transactions within the holding company structure. The State of New York has statutory authorization to enforce its laws and regulations through various administrative orders and enforcement proceedings. Arista was last examined during calendar years 1990-1991 for the three year period ended December 31, 1989. In accordance with applicable regulations promulgated by the New York State Insurance Department, a report for the three-year period ended December 31, 1989 was issued. Arista's Board of Directors reviewed and approved the recommendations contained therein, and the report was filed by the New York State Insurance Department on December 17, 1992. In December, 1995, the New York State Insurance Department notified Arista that it would commence an examination for the five-year period ended December 31, 1994.

     The New York State Insurance Law provides that no corporation or other person may acquire control of the Registrant and thus indirect control of Arista, unless it has given notice to Arista and obtained prior written approval of the Superintendent of Insurance for such acquisition. Under said law, any purchaser of ten percent or more of the outstanding Common Stock of the Registrant would be presumed to have acquired control of Arista, unless such presumption is rebutted.

     The declaration and payment of dividends by the Registrant is subject to the discretion of its Board of Directors and is presently dependent upon any dividends the Registrant may receive as the sole shareholder of Arista. Under New York State Insurance Law, Arista may pay dividends only out of its statutory earned surplus. Generally, the maximum amount of





- --------------------

     1 Calculated on the mean of total investments on the first day and last day of each quarter.

dividends that Arista may pay without regulatory approval in any twelve-month period is the lesser of adjusted net investment income or ten percent (10%) of statutory surplus. In 1996, 1994 and 1993, Arista's Board of Directors authorized the payment of a dividend to the Registrant in the amount of $111,654, $224,799 and $198,000, respectively. The dividends were paid on April 11, 1996, May 21, 1994 and March 29, 1993.

     Arista is not aware of any current proposed changes in either federal or state regulations with respect to statutory disability benefits insurance.



The Collection Group
- --------------------

     The Collection Group, Inc., a wholly-owned subsidiary of the Registrant, commenced operations during July 1991. The
Collection Group, Inc., provides collection services to  Arista.

American Accident and Health Insurance Company
- ----------------------------------------------

     On December 20, 1995, Arista sold all of the outstanding shares of capital stock of its wholly-owned subsidiary, American Accident and Health Insurance Company ("American"), to American Travellers Life Insurance Company for $764,675, resulting in a pretax gain of $320,191.

ITEM 2.   PROPERTY
          --------


     The Registrant's, Arista's and The Collection Group, Inc.'s principal executive offices are located at 116 John Street, New York, New York 10038. The offices contain approximately 16,100 square feet. On January 9, 1995, effective on or about June 1, 1995, the Company entered into a five year lease for its new principal executive office space at an average rent over the term of the lease of approximately $210,000 per year, exclusive of electricity.

     The Company has the option to terminate the lease provided it notifies the landlord ninety days prior to the termination date, and reimburses the landlord for the unamortized portion of the landlord's contribution for leasehold improvements approximating $200,000.

     The Saltzman/Kooper Agency, Inc., a life and health insurance agency owned by Louis H. Saltzman, a director and the Secretary of the Registrant and Arista, and a director of The Collection Group, Inc., occupied adjacent premises pursuant to a sublease with the Company whereby The Saltzman/Kooper Agency, Inc. was responsible for 16.45% of all rental charges. The sublease between the Company and The Saltzman/Kooper Agency, Inc. was on similar terms as the Company's lease with its landlord. The arrangement terminated on May 31, 1995.

ITEM 3. LEGAL PROCEEDINGS
- ------ -----------------

     Although the Company is involved in some routine litigation incidental to the business of the Company, the Company is not a party to any litigation which it considers will have a material adverse effect on its business or operations.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
- ------    --------------------------------------------------

     Not applicable.

                                       PART II
                                       -------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
- ------    STOCKHOLDER MATTERS.
          ------------------------------------------------------

     (a) The Company's Class A Common Stock is traded in the over-the-counter market. Since 1987, the Company's Class A Common Stock has been quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "ARINA". The following table sets forth the range of bid prices for the Class A Common Stock during the periods indicated, and represents inter-dealer prices, which do not include retail mark-ups and mark-downs, or any commission to the broker-dealer, and may not necessarily represent actual transactions.



                    For the Period Ended December 31, 1996
                    --------------------------------------

                                                Class A
                    Quarter      Range        Common Stock
                    -------      -----        ------------

                    First        High            2 1/8
                                 Low             2 1/8


                    For the Period Ended December 31, 1995
                    --------------------------------------

                                                Class A
                    Quarter      Range        Common Stock
                    -------      -----        ------------

                    First        High           $3 1/8
                                 Low            $3

                    Second       High           $3 1/8
                                 Low            $2 5/8

                    Third        High           $2 5/8
                                 Low            $2 1/4

                    Fourth       High           $2 3/8
                                 Low            $1 7/8

                    For the Period Ended December 31, 1995
                    --------------------------------------

                                                Class A
                    Quarter      Range        Common Stock
                    -------      -----        ------------

                    First        High           $2 1/4
                                 Low            $2 1/8

                    Second       High           $2 5/8
                                 Low            $2

                    Third        High           $2 1/2
                                 Low            $2

                    Fourth       High           $3 1/4
                                 Low            $2 1/4


               (b)  Approximate Number of Equity Security Holders:
                    ----------------------------------------------

     The number of holders, including individual participants in security position listings of registered clearing agencies, as of December 1995, was approximately 360.

                                                      Approximate Number of
                    Title of Class                        Record Holders(1)
                    --------------                    ----------------------


                    Class A Common Stock, $.01 par value           55
                    Class B Common Stock, $.01 par value            1

          ----------------------------

(1)  Information is as of April 10, 1996.


     (c) The Registrant has paid no dividends since its inception and does not plan to pay dividends in the foreseeable future. See "Regulation".



ITEM 6.   SELECTED FINANCIAL DATA
- ------    -----------------------

     The following information should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the notes thereto appearing elsewhere in this Form 10-K.

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles, which differ in certain respects from those followed in financial statements prepared for regulatory authorities. (See Note 12 to the accompanying Consolidated Financial Statements.)

Item 6.                    CONSOLIDATED SELECTED FINANCIAL DATA
                           (In Thousands, Except Per Share Data)
                           -------------------------------------

                                                                                  Years Ended December 31,
                                                          1995          1994         1993          1992         1991
Statement of operations data:
   Revenue:
      Gross premiums earned                             $  26,092    $  26,189     $ 24,219     $  25,274     $ 20,505
                                                        =========    =========    =========     =========    =========
      Net premiums earned                               $  13,046    $  13,094     $ 21,329     $  15,789     $ 10,253
      Investment income                                       252          209          182           227          254
      Realized investment gains (losses)                        -           (3)          47          (108)           -
      Other income                                            333          280          130           204          111
   Expenses:
      Net underwriting expenses                            (8,464)      (9,114)     (16,979)      (10,928)      (7,174)
      General and administrative expenses                  (5,016)      (4,788)      (3,728)       (3,796)      (2,963)
                                                        ---------    ---------    ---------     ---------    ---------
        Income (loss) from continuing operations
          before provision for income taxes                   151         (322)         981         1,388          481
   Provision (benefit) for income taxes
      before tax benefit of net operating
      loss carryforward                                        92          126          541           698          280
                                                        ---------    ---------    ---------     ---------    ---------
        Net income (loss) from continuing
          operations before tax benefit from
          net operating loss carryforward                      59         (448)         440           690          201
        Tax benefit from net operating
          loss carryforward                                     -          207            -             -            -
                                                        ---------    ---------    ---------     ---------    ---------
        Net income (loss) from continuing
           operations                                          59         (241)         440           690          201
                                                        ---------    ---------    ---------     ---------    ---------
   Discontinued operations:
      Income from operations of disposed
        segment (net of taxes of $4)                            6            -            2             7            -
      Gain on disposal of segment (net of
        income taxes of $128)                                 192            -            -             -            -
                                                        ---------    ---------    ---------     ---------    ---------
        Net income from discontinued
           operations                                         198            -            2             7            -
                                                        ---------    ---------    ---------     ---------    ---------
        Net income (loss)                               $     257    $    (241)    $    442     $     697     $    201
                                                        =========    =========    =========     =========    =========
   Per common share:
      Primary:
        Income (loss) from continuing operations        $    0.02    4   (0.11)    $   0.20     $    0.31     $   0.10
        Income (loss) from discontinued operations      $    0.09    $       -     $      -     $    0.01     $      -
      Fully diluted:
        Income (loss) from continuing operations        $    0.02    $   (0.11)    $   0.20     $    0.31     $   0.10
        Income (loss) from discontinued operations      $    0.08    $       -     $      -     $    0.01     $      -

   Weighted average number of common shares:
      Primary                                           2,251,400    2,229,900    2,254,147     2,221,900    1,978,000
                                                        =========    =========    =========     =========    =========
      Fully diluted                                     2,374,660    2,299,900    2,254,147     2,221,900    1,978,000
                                                        =========    =========     ========     =========    =========
Balance sheet data:
   Short-term investments                               $       -    $     208     $    726     $     492     $    999
   Cash and equivalents                                     6,777        2,725        2,355         2,870        2,253
   Net premiums receivable                                  2,566        3,164        3,326         6,400        7,369
   Total assets                                            15,074       11,919       10,457        13,495       14,207
   Payable to reinsurer                                       161           80           62            97        3,880
   Net claims liabilities                                   2,263        2,461        2,084         4,322        2,341
   Net unearned premiums                                      664          679          480           937          497
   Net commissions payable                                  1,304        1,319          440         1,219        1,344
   Total stockholders' equity                               6,436        6,011        6,268         5,709        4,957

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ------    CONDITION AND RESULTS OF OPERATIONS
          --------------------------------------------------------

Results of Operations
- ---------------------

     Year-ended December 31, 1995 vs. December 31, 1994
     --------------------------------------------------

     The Company's net income for the year 1995 was approximately $257,000, compared with a net loss of approximately $241,000 for 1994. The Company's net income of approximately $257,000 consisted of approximately $59,000 from continuing operations and approximately $198,000 from discontinued operations. Net income from discontinued operations represented the gain from Arista's sale of its wholly-owned subsidiary, American, together with American's net income from operations incurred prior to the sale. Income from continuing operations before provision for income taxes for 1995 was approximately $151,000 as compared with a loss, before provision for income taxes and tax benefit, of approximately $321,000 for 1994.

     Arista's gross premiums earned for the year 1995 were approximately $26.1 million as compared with approximately $26.2 million for 1994. This decrease reflects a continuation of the net loss of covered lives and policyholders.

     Arista's gross claims incurred for 1995 were approximately $16.6 million or 63.6% of gross premiums earned. For the year 1994, gross claims incurred were $17.8 million or 67.8% of gross premiums earned. This reduction in claims incurred and in the loss ratio emanated substantially from improved claims management and underwriting techniques.

     Consolidated investment income for 1995 was approximately $252,000, representing an increase of $37,000 over 1994. The increase was due mainly to slightly higher interest rates credited during 1995. In addition, Arista had insignificant net realized and net unrealized investment losses for 1995 as compared to a net realized investment loss for 1994 of approximately $3,000.

     Other income, including income from TPA operations, was approximately $333,000 as compared to approximately $279,000 for 1994. The principal reason for this increase was the continuing income derived from Arista's agreement to act as a TPA for another insurer's statutory disability benefits book of business.

     Arista's gross commissions incurred for 1995 were approximately $4.6 million or 17.7% of gross premiums earned. For the year 1994, gross commissions incurred were approximately $4.2 million or 16.0% of gross premiums earned. This increase was due in part to a larger portion of more recently issued policies acquired from other insurers, requiring the payment of slightly higher average commissions.

     The Consolidated general and administrative expenses increased from approximately $4.8 million for the year 1994 to $5.0 million for the year 1995. This change was mainly attributable to the amortization of the balance of the intangible assets of American at the time of sale that had been incurred in connection with the acquisition of American and to increases in salaries and employee benefits, rent and reinsurance costs, offset by a reduction in professional fees.

     Year-ended December 31, 1994 vs. December 31, 1993
     --------------------------------------------------

     The Company's net loss for the year 1994 was approximately $241,000, compared with net income of about $442,000 for 1993. For 1994 there was a tax benefit from net operating loss carry forward of approximately $207,000. The loss before provision for income taxes and net operating loss carryforward was approximately $321,000 for the year 1994, as compared to income of approximately $985,000 for 1993.

     The principal reasons for the decrease in net income were a non-recurring adjustment in the accrual for estimated due premiums, a strengthening of claim reserves and significantly higher legal and administrative fees associated with proposed transactions involving the acquisition of the Registrant's stock.

     Arista's gross premiums earned for the year 1994 were approximately $26.2 million. This included a fourth quarter reduction due to adjustments in the calculation of the estimated quarterly premiums receivable. Because premiums on New York State statutory disability benefits insurance are principally collected quarterly in arrears, there is lag time between the fiscal period and the actual receipt of premiums. Therefore, Arista must estimate and then accrue the amount of premiums earned during any fiscal period. During the first quarter of 1995, it became increasingly apparent that Arista's estimate of premiums receivable, especially associated with the acquisitions completed in 1994 including the reinsurance assumed transaction entered into during the fourth quarter of 1994, were initially overstated. Thus, an adjustment was required to properly reflect actual premiums receivable.

     Notwithstanding this adjustment, Arista's gross premiums increased from approximately $24.2 million in 1993 to $26.2 million in 1994, an 8.1% change.

     Arista's gross claims incurred for 1994 were $17.8 million or 67.8% of gross premiums earned. For the year 1993, gross claims incurred were $15.9 million or 65.6% of gross premiums earned. The primary reason for the increase in the loss ratio was the non-recurring adjustment in estimated premiums receivable previously mentioned.

     Consolidated investment income for 1994 was approximately $215,000, representing an increase of $27,000 when compared with approximately $188,000 for 1993. This increase was due mainly to slightly higher interest rates credited during 1994. In addition, Arista had realized investment losses for 1994 of approximately $3,000 as compared to realized investment gains of about $47,000 for 1993.

     Other income, including income from TPA operations was approximately $279,000 for 1994 as compared with approximately $130,000 for 1993. The principal reason for the increase was attributable to an $88,000 additional federal income tax net refund for the years 1987, 1990, 1991 and 1992, which was in excess of the amount originally reserved, as well as approximately a $58,000 1993 federal income tax overpayment .

     Arista's gross commissions incurred for each of 1994 and 1993 were 16.0% of gross premiums earned. Arista's gross commissions for 1994 and 1993 were approximately $4.2 million and $3.9 million, respectively.

     Consolidated general and administrative expenses increased from approximately $3.7 million in 1993 to approximately $4.8 million in 1994. The reasons for this change were a substantial increase in legal fees above 1993 which were associated with proposed transactions involving the sale of the Registrant as well as other increases in expenses for salaries, employee benefits, allocated loss adjustment expenses, and other general and administrative expenses, including additional acquisition costs.




                         LIQUIDITY AND CAPITAL RESOURCES

     Retained earnings increased from $1,855,005 at December 31, 1994 to $2,080,704 at December 31, 1995 as a result of the Company's operating income.

     At present, management considers Arista's statutory capital and surplus of approximately $6.4 million at December 31, 1995 sufficient to support its current annual premium level, as well as providing capacity for additional annual premiums of approximately $12.0 million pursuant to an infusion of $3.0 million through a surplus note transaction (See Note 4 to the accompanying Consolidated Financial Statements).

     Arista may pay dividends to the Registrant from its statutory earned surplus pursuant to statutory restrictions imposed under the New York State Insurance Law. The maximum amount of dividends that may be paid in any twelve-month period without the prior approval of the New York State Insurance Department is the lesser of adjusted net investment income or 10% of statutory surplus as defined in the New York State Insurance Law. In 1996, 1994 and 1993, Arista's Board of Directors authorized the payment of a dividend to the Registrant in the amount of $111,654, $224,799 and $198,000, respectively. The dividends were paid on April 11, 1996, May 16, 1994, and March 29, 1993. See "Business-Regulation."

     Management believes that neither Arista's premium rates nor claim costs have materially changed due to inflation.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
- ------    -------------------------------------------

     The response to this item is submitted in a separate section of this Report on page F-1.



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
- ------    ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          ---------------------------------------------


      Not applicable.

                                        PART III
                                        --------


Information required to be included in Part III will be filed by amendment to this Annual Report on Form 10-K within 120 days of the end of the Company's fiscal year.

                                     PART IV
                                     -------

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- -------        ----------------------------------------------------------------

               (a)(1) and (2) Financial Statements and Financial Statement
               -----------------------------------------------------------
               Schedules.
               ----------

                                                                Page
                                                                ----

          I. Financial Statements of the Registrant              F-1

          II.     Financial Statement Schedules

                  A.   Schedule I - Summary of Investments-
                       Other Than Investments in Related
                       Parties                                   S-1

                  B.   Schedule III - Condensed Financial
                       Information of Registrant                 S-2

Exhibit No.
- -----------

        (a)(3) Exhibits.
        ----------------

 3.1    --  Certificate of  Incorporation of  the Company (1)
 3.2    --  By-Laws of the Company (1)
 4.2    --  Form of  Class  A  Common Stock  Certificate (1)
 4.5    --  Form of  Class  B  Common Stock  Certificate (1)
10.4    --  Incentive Stock  Option Plan 1985,  as supplemented (1)
10.5    --  Incentive Stock Option Plan 1986 (1)
10.6    --  Non-qualified  Stock Option  issued to Stanley S. Mandel (1)
10.7    --  Warrant issued to Bernard Kooper (1)
10.8    --  Lease between the Company and Hacienda Intercontinental Realty,
               N.V. (1)
10.8.1  --  Lease dated November 29, 1990 between the Company  and  Hacienda
               Intercontinental Realty, N.V. (2)
10.8.2  --  Letter dated December 7, 1992 from Williamson, Picket, Gross, Inc.
               addressed to the Company, incorporated by reference  to  Exhibit
               10.8.2 to the Company's Form 10-K for the year ended
               December 31, 1992
10.9    --  Sublease between the Company and Arista (1)

Exhibit No.
- -----------



10.9.1   -- Sublease  dated January 1, 1991, between the Company  and Arista (2)
10.11    -- Reinsurance Agreement with NRG Reinsurance Company,  as amended (1)
10.11.1  -- Amendment to Reinsurance Agreement with NRG Reinsurance Company, dated July 16, 1990 (2)
10.11.2  -- Reinsurance Agreement with NRG Reinsurance Company, dated
               January 29, 1993, incorporated by reference to Exhibit 10.11.2 to the Company's Form 10-K for the year ended December 31, 1992
10.11.3  -- Reinsurance Agreement with NRG America Life Reassurance Corporation, effective October 1, 1993, incorporated by reference to Exhibit
               10.11.3 to the Company's  10-K for the year ended December 31,
               1993
10.12 -- Agreement for Statutory Disability Benefits General Agents (1) 10.12(a) -- Rider to Statutory Disability Benefits General Agents Agreement (1)
10.14    -- Lease of Additional Space (Room  1101) between the  Company and
               Hacienda Intercontinental Realty, N.V.(1)
10.15    -- Agreement  between  Arista  Insurance Company and American
               International Life Assurance Company of New York (1)
10.16    -- Sublease (Room 1101) between the  Company and Arista (1)
10.17    -- Lease of Additional  Space (Room 1201)between the  Company and
               Hacienda Intercontinental Realty, N.V.    (1)
10.18    -- Sublease (Room 1201) between the Company and Arista, incorporated by reference to Exhibit No. 1 to the Company's 10-K for the year ended December 31, 1988
10.19    -- Agreement between Arista and First International Life Insurance
               Company, incorporated by reference to Exhibit No. 2 to the Company's 10-K for the year ended December 31, 1988.

10.21    -- Statutory  Disability Benefits Administration Agreement Effective as
               of October 1, 1991, between Arista and The North Atlantic Life Insurance Company, incorporated by

Exhibit No.
- -----------

               reference to Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 1992

10.22    -- Employment Agreement  between the Company and Bernard Kooper
               February 17, 1993, incorporated by reference to Exhibit 10.22 to the Company's 10-K for the year ended December 31, 1993
10.22.1  -- Amendment No. 1 to the Employment Agreement between the Company and
               Bernard Kooper dated July 20, 1994 (3)
10.23    -- Employment Agreement between Arista and Stanley Mandel, dated
               February 17, 1993, incorporated by reference to Ex- hibit 10.23 to the Company's 10-K for the year ended December 31, 1993
10.23.1  -- Amendment No. 1 to the Employment Agreement between Arista and
               Stanley Mandel, dated July 20, 1994 (3)
10.24    -- Consulting Agreement between Arista and International Management
               Consultants, dated May 1, 1993, incorpo rated by reference to
               Exhibit 10.24 to the Company's 10-K for the year ended
               December 31, 1993
10.25    -- Split-Dollar Insurance Agreement between Arista Investors Corp.,
               Arlyne Kooper and Bernard Kooper, dated July 20, 1994 (3)
10.26    -- Split-Dollar Insurance Agreement between Arista, Stanley Mandel and Joy Mandel, dated July 20, 1994 (3)
10.28    -- Collateral Assignment, dated July 20, 1994 (Joy Mandel)(3)
10.29    -- Collateral Assignment, dated July 20, 1994 (Bernard Kooper and
               Arlyne Kooper) (3)
10.30    -- Lease Agreement, dated January 9, 1995 between the Company and
               Hacienda Intercontinental Realty, N.V. (3)
10.30.1  -- Letter dated March 12, 1996 from the Company addressed to
               Williamson, Picket, Gross, Inc. (4)
10.30.2  -- Letter dated March 13, 1996 from Williamson, Picket, Gross, Inc.
               addressed to the Company (4)

Exhibit No.
- -----------



10.31    -- Assumption Reinsurance Treaty, dated April 1, 1994 between the
               Company and Aetna Life Insurance Company (3)
10.32    -- Reinsurance Treaty, dated October 1, 1995, between Arista and
               Cologne Life Reinsurance Company (4)
10.32.1  -- Surplus Note Agreement, dated December 29, 1995, between Arista and
               Cologne Life Underwriting Management Company (4)
10.32.2  -- Warrant issued to Cologne Life Underwriting Management Company (4)
10.33    -- Lease (Storage space #7) effective January 1, 1996 between the
               Company and Hacienda Intercontinen- tal Realty, N.V. (4)
10.34    -- Sublease (Storage space #7) effective January 1, 1996 between the
               Company and Arista (4)
10.35    -- Sublease effective June 1, 1995 between the Company and Arista (4)
10.36    -- Stock Purchase Agreement dated as of July 13, 1995 between Arista and American Travellers Life Insurance Company (4)
21.1     -- List of Subsidiaries, incorporated by reference to Exhibit 21.1 to the Company's 10-K for the year ended December 31, 1993
24.1     -- Powers of Attorney, incorporated by reference to Exhibit 25.1 to the
               Company's Registration Statement on Form S-1 (File No. 33-20101), dated February 11, 1988, as amended on May 6, 1988, declared effective on May 16, 1988, and amended by Post-Effective Amendment No. 1 dated April 27, 1989.
27       --Financial Data Schedule
_______________

(1) Filed as the same numbered Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-20101) on February 11, 1988, as amended on May 6, 1988, declared effective on May 16, 1988, and amended by Post-Effective Amendment No. 1 dated April 27, 1989, and incorporated herein by reference.

(2)         Filed  as same numbered Exhibit to the Company's Form
            10-K for the year ended December 31, 1990, and incor-porated herein by reference.

(3)         Filed as same numbered Exhibits to the Company's Form
            10-K for the year ended December 31, 1994, and incor-porated herein by reference.

(4)         Filed herewith.

                      (b)  Reports on Form 8-K
                           -------------------

                      None

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ARISTA INVESTORS CORP.


Dated:        April 12, 1996    By:/s/ Bernard Kooper
                                   -------------------------------------------
                                       Bernard Kooper, President and
                                       Chairman of the Board
                                       (principal executive officer)


Dated:        April 12, 1996    By:/s/ Susan J. Hall
                                   -------------------------------------------
                                       Susan J. Hall, Senior Vice President
                                       and Treasurer (principal financial and
                                       accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                               Title                      Date
- ---------                               -----                      ----


/s/ Stanley S. Mandel
- ------------------------------   Executive Vice President     April 12, 1996
Stanley S. Mandel                    and Director


/s/ Louis H. Saltzman
- ------------------------------   Secretary and Director       April 12, 1996
Louis H. Saltzman


/s/ Richard P. Farkas
- ------------------------------   Director                     April 12, 1996
Richard P. Farkas


/s/ J. Martin Feinman
- ------------------------------   Director                     April 12, 1996
J. Martin Feinman


/s/ Noah Fischman
- ------------------------------   Director                     April 12, 1996
Noah Fischman


/s/ Daniel Glassman
- ------------------------------   Director                     April 12, 1996
Daniel Glassman

Item 8.   FINANCIAL STATEMENTS AND SCHEDULES
- --------------------------------------------






                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULES


                                                                           Page
                                                                           ----


Independent Auditors' Reports                                               F-2

Financial Statements of the Registrant:

Consolidated Balance Sheets                                                F-3-4

Consolidated Statements of Operations                                      F-5-6

Consolidated Statements of Changes in
  Stockholders' Equity                                                       F-7

Consolidated Statements of Cash Flows                                      F-8-9

Notes to Consolidated Financial Statements                               F-10-31

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

ROSEN SEYMOUR SHAPPS MARTIN & COMPANY
- --------------------------------------------------------------------------------
                                                                757 Third Avenue
                                                         New York, NY 10017-2049
                                                                  (212) 303-1800
                                                             Fax: (212) 755-5600



                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Arista Investors Corp.:

We have audited the accompanying consolidated balance sheets of Arista Investors Corp. as of December 31, 1995 and 1994 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arista Investors Corp. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules on pages S-1 to S-4 of this Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein.



                              ROSEN SEYMOUR SHAPSS MARTIN & COMPANY

New York, New York
March 20, 1996

                             ARISTA INVESTORS CORP.

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994



                                   A S S E T S
                                   -----------

                                                           1995         1994
                                                          -------      ------
Investments (Notes 1 and 11):

  Held-to-maturity securities:
    Bonds and long-term U.S. Treasury obligations,
      at amortized cost (market value $2,692,276
      in 1995 and $2,398,728 in 1994)                   $2,654,939   $2,667,259

  Short-term U.S. Treasury obligations at amortized
    cost (market value $207,818 in 1994)                         -      207,818

  Available-for-sale securities:
    Redeemable preferred stocks, at market value
     (amortized cost of $141,344 in 1995 and
     $143,581 in 1994)                                     129,502      113,304

  Trading securities, at market value (cost
    of $1,279 in 1995 and 1994)                                660        1,018
                                                         ---------    ---------

            Total investments                            2,785,101    2,989,399

Cash and equivalents (Note 11)                           6,777,328    2,724,864

Premiums receivable, net (Notes 1 and 10)                2,565,853    3,164,250

Deferred policy acquisition costs, net (Notes 1 and 6)   1,060,381      794,988

Intangible assets (Notes 1 and 13)                               -      385,053

Furniture and equipment, at cost, net of accumulated
  depreciation of $661,552 in 1995 and $604,231 in
  1994 (Note 1)                                            193,549      120,642

Prepaid and refundable income taxes                        765,877      817,289

Other assets (Note 6)                                      926,114      922,550
                                                         ---------    ---------

            Total Assets                               $15,074,203  $11,919,035
                                                        ==========   ==========


                                   (Continued)

                             ARISTA INVESTORS CORP.

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                           December 31, 1995 and 1994




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                            1995          1994
                                                          -------       --------
Liabilities:

Payable to reinsurer (Note 10)                            $ 161,476     $  80,393
Net claims liabilities (Notes 1 and 10)                   2,263,158     2,460,723
Net unearned premiums (Notes 1 and 10)                      664,105       679,183
Net commissions payable (Notes 3 and 10)                  1,303,888     1,319,211
Accounts payable and accrued expenses                       772,969     1,089,262
Deferred income taxes, net (Notes 1 and 9)                  622,427       279,042
Surplus note payable, net (Note 4)                        2,850,000             -
                                                          ---------     ---------

        Total liabilities                                 8,638,023     5,907,814
                                                          ---------     ---------

Commitments and contingencies (Notes 3, 5 and 6)

Stockholders' equity (Notes 4, 7 and 8):
   Class A common stock, $.01 par value; 9,950,000 shares
    authorized, 1,940,600 shares issued                      19,406        19,406

   Class B common stock, $.01 par value; 50,000 shares
    authorized, 47,400 shares issued and outstanding            474           474

   Additional paid-in capital                             4,193,354     4,193,354

   Paid-in capital attributed to detachable warrant
      (Note 4)                                              150,000             -

   Retained earnings                                      2,111,528     1,855,005


   Net unrealized loss on investment securities             (11,842)      (30,278)
                                                          ---------       --------
                                                          6,462,920     6,037,961
   Less 10,000 shares Class A common stock
    held in treasury, at cost                               (26,740)      (26,740)
                                                            --------      --------

       Total stockholders' equity                         6,436,180     6,011,221
                                                          ---------     ---------

       Total Liabilities w/ Stockholders equity           $15,074,203 $11,919,035
                                                          =========== ============


The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1995, 1994 and 1993



                                                           1995       1994       1993
                                                          -------    -------    -------
Revenue (Notes 1, 3, and 14):
  Gross premiums earned                              $26,091,714   $26,188,858  $24,218,510
  Ceded premiums earned (Note 10)                     13,045,857    13,094,429    2,889,594
                                                      ----------    ----------- -----------

      Net premiums earned                             13,045,857    13,094,429   21,328,916

Net realized investment gains (losses) (Note 11)            (137)       (2,603)      47,142
Net unrealized investment loss                              (358)         (269)           -
Investment income (Note 11)                              252,134       215,480      188,200
Other income                                             333,205       279,805      129,806
                                                         --------    ---------   ----------

      Total revenue                                   13,630,701    13,586,842   21,694,064
                                                      ----------    ----------   ----------

Expenses:
  Underwriting:
    Gross claims incurred (Note 1)                    16,588,801    17,752,700   15,892,986
    Ceded claims incurred (Note 10)                    8,294,400     8,876,350    2,084,000
                                                       ---------    ----------   ----------

      Net claims incurred                              8,294,401     8,876,350   13,808,986
                                                       ---------     ---------   ----------

      Gross commissions incurred (Note 3)              4,616,807     4,193,570    3,868,089
      Ceded commissions incurred (Note 10)             4,447,545     3,956,192      698,344
                                                       ---------     ---------    ---------

      Net commissions incurred                           169,262       237,378    3,169,745
                                                       ---------     ---------    ---------

      Total underwriting expenses                      8,463,663     9,113,728   16,978,731

      General and administrative expenses              5,015,558     4,794,201    3,730,621
                                                       ---------     ---------   ----------
          Total expenses
                                                      13,479,221    13,907,929   20,709,352
                                                      ----------    ----------   ----------

      Net income (loss) from continuing
         operations before provision for
         income taxes                                    151,480      (321,087)     984,712


                                                                     (Continued)
                                       F-5

                             ARISTA INVESTORS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1995, 1994 and 1993



                                                 1995       1994       1993
                                               -------    -------    -------
Provision for income taxes before tax benefit
  of net operating loss carryforward (Note 9)  $  92,900  $ 126,900  $ 543,200
                                               ---------  ---------  ---------

     Net income (loss) from continuing
       operations before tax benefit from
       net operating loss carryforward            58,850   (447,987)   441,512

Tax benefit from net operating loss
  carryforward                                         -    206,858          -

    Net income (loss) from continuing
     operations                                   58,580   (241,129)   441,512
                                                  ------  ---------  ---------

Discontinued operations:
    Income from operations of disposed segment
      (net of income taxes of $3,887)              5,643          -          -

    Gain on disposal of segment (Note 2)
     (net of income taxes of $127,891)           192,300          -          -
                                               ---------  ---------  ---------

                                                 197,943          -          -
                                               ---------  ---------  ---------

        Net income (loss)                      $ 256,523  $(241,129) $ 441,512
                                               =========  =========  =========

Net income (loss) per common share:
  Primary:
     Continuing operations                     $    0.02  $   (0.11) $    0.20
     Discontinued operations                        0.09          -          -
                                               ---------  ---------  ---------

                                               $    0.11  $   (0.11) $    0.20
                                               =========  =========  =========
   Fully diluted:
       Continuing operations                   $    0.02  $   (0.11) $    0.20
       Discontinued operations                      0.08          -          -
                                               ---------  ---------  ---------

                                               $    0.10  $   (0.11) $    0.20
                                               =========  =========  =========
Weighted average number of common shares:
  Primary                                      2,251,400  2,229,900  2,254,147
                                               =========  =========  =========

  Fully diluted                                2,374,660  2,229,900  2,254,147
                                               =========  =========  =========


   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years Ended December 31, 1995, 1994 and 1993



                                            Common Stock
                              --------------------------------------
                                     Class A               Class B
                              --------------------  ----------------
                               Number      Par      Number     Par    Additional
                                 of       value       of      value     paid-in
                               shares     $.01      shares    $.01      capital
                              ---------  -------    ------   ------   ----------
Balance - January 1, 1993     1,940,600  $19,406    47,400   $ 474    $4,193,354
   Net income                         -        -         -       -             -
   Net investment gains               -        -         -       -             -
                              ---------  -------   -------   -------   ---------
Balance - December 31, 1993   1,940,600   19,406    47,400     474     4,193,354
   Net income                         -        -         -       -             -
   Net investment gains               -        -         -       -             -
                              ---------  -------   -------   -------   ---------
Balance - December 31, 1994   1,940,600   19,406    47,400     474     4,193,354
   Net income                         -        -         -       -             -
   Net investment gains               -        -         -       -             -
   Issuance of surplus note
     (Note 4)                         -        -         -       -             -
                              ---------  -------   -------   -------   ---------
Balance - December 31, 1995   1,940,600  $19,406    47,400   $ 474    $4,193,354
                              =========  =======   =======   =======   =========


                                           Paid-in
                                           capital                     Class A
                                          attributed        Net        common
                                             to        unrealized       stock
                              Retained    detachable      loss on       held in
                              earnings     warrants     investments    treasury     Total
                             ----------    ---------    -----------   ---------   ----------
Balance - January 1, 1993    $1,654,622    $   -       $(131,401)     $(26,740)   $5,709,715
   Net income                   441,512        -               -            -        441,512
   Net investment gains               -        -         116,538            -        116,538
                              ---------  ---------     ----------     ---------   ----------
Balance - December 31, 1993   2,096,134        -         (14,863)     (26,740)     6,267,765
   Net income                  (241,129)       -               -            -       (241,129)
   Net investment gains               -        -         (15,415)           -        (15,415)
                              ---------  ---------     ----------     ---------    ----------
Balance - December 31, 1994   1,855,005        -         (30,278)     (26,740)     6,011,221
   Net income                   256,523        -               -            -        256,523
   Net investment gains               -        -          18,436            -         18,436
   Issuance of surplus note
     (Note 4)                         -    150,000             -            -        150,000
                              ---------  ---------     ----------     ---------   ----------
Balance - December 31, 1995  $2,111,528  $ 150,000     $ (11,842)     $(26,740)   $6,436,180
                             ==========  =========     ==========     =========   ==========

   The accompanying notes are an integral part of these financial statements.



                             ARISTA INVESTORS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1995, 1994 and 1993


                                                 1995         1994         1993
                                               -------       ------       ------
Cash flows from operating activities:
  Net income (loss)                            $ 256,523    $(241,129)   $ 441,512
  Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
   Depreciation                                   57,321       66,533       90,528
   Amortization of deferred acquisition costs    323,202      266,833      128,742
   Loss on sale of investments                       137            -            -
   Amortization of intangible assets             248,957      189,865      141,600
   Gain on sale of subsidiary                   (320,192)           -            -
   Deferred income taxes                         343,385     (206,858)      53,000
   Unrealized loss on investments                    358            -            -
  (Increase) decrease in operating assets
    excluding effects of divestiture:
    Premiums receivable, net                     598,397      161,250    3,074,107
    Prepaid and refundable income taxes           51,412     (554,442)    (262,847)
    Other assets                                   9,026     (194,243)     (94,678)
  Increase (decrease) in operating liabilities
   excluding effects of divestiture:
    Payable to reinsurer                          81,083       18,122      (34,792)
    Net claims liabilities                      (197,565)     376,723   (2,237,400)
    Net unearned premiums                        (15,078)     198,798     (456,455)
    Net commissions payable                      (15,323)     878,907     (778,297)
    Accounts payable and accrued expenses       (316,273)     453,072      (84,830)
    Income taxes payable                               -            -      (57,957)
                                                --------      --------     --------

    Net cash provided by (used in)
      operating activities                     1,105,370    1,413,431      (77,767)
                                               ---------    ---------      --------

Cash flows from investing activities:
  Furniture and equipment acquired              (130,228)     (29,801)     (74,830)
  Proceeds from sales of investments             222,239    1,003,885    3,133,875
  Purchases of investments                             -   (1,189,774)  (3,418,548)
  Proceeds from sale of subsidiary               764,675          -              -
  Payments and costs associated with
    acquired business                           (588,595)    (827,774)     (77,881)
  Divestiture of subsidiary                     (320,997)         -              -
                                                --------      --------     -------

  Net cash used in investing activities          (52,906)  (1,043,464)    (437,384)
                                                 -------   ----------     --------

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                  Years Ended December 31, 1995, 1994 and 1993


                                                 1995       1994       1993
                                                -------    ------     ------

Cash flows from financing activities:
  Increase in surplus note payable (Note 4)   $3,000,000  $       -   $      -
  Increase in note discount (Note 4)            (150,000)         -          -
  Proceeds attributed to stock warrants
    (Note 4)                                     150,000          -          -
                                               ---------   --------    --------


           Net cash provided by financing
            activities                         3,000,000          -          -
                                               --------    --------    -------

           Net increase (decrease) in cash
            and equivalents                    4,052,464    369,967   (515,151)
                                               ---------    -------   --------

Cash and equivalents:
  Beginning of year                            2,724,864  2,354,897  2,870,048
                                               ---------  --------   ---------

  End of year                                 $6,777,328 $2,724,864 $2,354,897
                                               ========== =========  =========



Supplemental cash flow disclosure:
  Cash paid during the year for income taxes   $ 327,231  $ 495,366  $ 959,550
                                               =========  =========  =========

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993


1.  ORGANIZATION, BASIS OF PRESENTATION AND
    SIGNIFICANT ACCOUNTING POLICIES
    ---------------------------------------

    (a)  Organization
         ------------

    Arista Investors Corp. (the "Company") was incorporated in the State of New York on September 28, 1978 and reincorporated in the State of Delaware in October 1986. The Company is principally a holding company with respect to its wholly-owned subsidiaries, Arista Insurance Company ("Arista"), The Collection Group, Inc. ("Collection") and Arista Administrative Services, Inc. ("Administrative"). Arista was incorporated in the State of New York on May 21, 1979, was licensed on October 11, 1979 by the New York State Insurance Department ("NYSID"). Arista's principal line of business is the writing of disability insurance policies in New York State. Effective September 1, 1993 Arista amended its charter and license and now has the authority to write glass insurance as well as disability insurance. Collection was incorporated in August 1989 and commenced operations in July 1991. Collection's principal line of business is to provide accounts receivable collection services to companies including Arista. Effective December 31, 1991 Arista purchased all of the outstanding shares of capital stock of American Accident and Health Insurance Company ("American") (see Note 13). American was organized in April 1987 and licensed by the NYSID on June 24, 1987 and is also authorized to write disability insurance. Arista sold all of the outstanding shares of capital stock of American in December 1995, which had been inactive since its acquisition in 1991 (see Note 2). Administrative is an inactive company.

    (b) Basis of Presentation
        ---------------------

        The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). GAAP differs from Statutory Accounting Principles ("SAP") used by insurance companies in reporting to state regulatory and industry agencies as explained in Note 12.

    (c) Use of Estimates in the Preparation of Financial Statements
        -----------------------------------------------------------

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (d) Significant Accounting Policies
        -------------------------------

        Principles of Consolidation.  The accompanying consolidated financial
        ---------------------------
statements include the accounts of the Company and its wholly-owned subsidiaries, Arista, Collection, and Administrative. All significant intercompany balances and transactions have been eliminated. Revenues and expenses for the years ended December 31, 1994 and 1993 have been restated to exclude American which was disposed of during 1995 (see Note 2).


                                                                    (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993



1.  ORGANIZATION, BASIS OF PRESENTATION AND
      SIGNIFICANT ACCOUNTING POLICIES
    ----------------------------------------

    (d) Significant Accounting Policies (Continued)
        ------------------------------------------

        Revenue Recognition, Premiums Receivable and Claims Liabilities.
        ---------------------------------------------------------------
Premium revenue is recognized evenly over the term of the policy. Estimates of premiums which have been earned but not reported are accrued since customers generally report and pay such premiums after the earning period based on the number of employees on their payroll during the period of coverage. Customer payrolls are sensitive to the general business cycle, and sudden business upturns or downturns do have significant impact upon the revenues the Company receives. Such estimates are continually reviewed and updated by management, and any resulting adjustments are reflected in current operating results.

        Net unearned premiums represent that portion of premiums applicable to the unexpired terms of policies in force.

        Claims liabilities and claims adjustment expense accruals, which are based on the estimated ultimate cost of settling claims, include estimates of unreported claims and claims adjustment expenses based upon past experience, modified for current trends. Such estimates are continually reviewed and updated by management and any resulting adjustments are reflected in current operating results.

        Reinsurance.  In the normal course of business, the Company seeks to
        -----------
reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring certain levels of risk with reinsurers. Amounts recoverable from reinsurers are deducted from gross premiums earned in an amount consistent with the Company's claims experience. Settlements are made quarterly by net cash payments to reinsurer(s).

        Furniture and Equipment.  Furniture and equipment are carried at cost.
        -----------------------
Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for each of the years in the three-year period ending December 31, 1995, was $57,321, $66,533 and $90,528, respectively.

        Investments.  In 1993, the Company adopted SFAS 115, "Accounting for
        -----------
Certain Investments in Debt and Equity Investments" (see Note 11). Pursuant to the requirement of SFAS 115, the Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity securities" and reported at amortized cost; debt and equity securities that are bought and held principally

                                                                   (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993


1.  ORGANIZATION, BASIS OF PRESENTATION AND
    SIGNIFICANT ACCOUNTING POLICIES
    ----------------------------------------

    (d) Significant Accounting Policies (Continued)
        ------------------------------------------

for the purpose of selling them in the near future are classified as "trading securities," and reported at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity.

        Deferred Policy Acquisition Costs.  Policy acquisition costs include
        ---------------------------------
fees paid and certain other costs in connection with acquiring new business. These costs are deferred and charged to income over the future periods in which the related premiums are earned.

        Concentration of Credit Risk.  Financial instruments that potentially
        ----------------------------
subject the Company to credit risk consist principally of premiums receivable and reinsurance contracts. The Company grants credit terms to its customers in the normal course of business. Credit risk with respect to these receivables is considered minimal due to the Company's diverse customer base throughout the New York area. As part of its ongoing control procedures, the Company monitors the creditworthiness of its customers. Bad debts have been minimal.

        Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from activities to minimize its exposure to significant losses from reinsurer default.

        Fair Value of Financial Instruments.  The carrying amounts and related
        -----------------------------------
fair values of financial instruments at December 31, 1995 and 1994 are summarized as follows:



                                           1995                    1994
                                   ---------------------   --------------------
                                    Carrying      Fair      Carrying     Fair
                                     Amount       Value      Amount      Value
                                    ----------  --------    --------   --------

Cash and equivalents               $6,777,328   $6,777,328  $2,724,864  $2,724,864
Investments:
  Held-to-maturity securities       2,654,939    2,692,276   2,875,077   2,875,077
  Available for sale securities       129,502      129,502     113,304     113,304
  Trading securities                      660          660       1,018       1,018
Premiums receivable                 2,565,853    2,565,853   3,164,250   3,164,250
Payable to reinsurer                 (161,476)    (161,476)  (  80,393)    (80,393)
Net claims liabilities             (2,263,158)  (2,263,158) (2,460,723) (2,460,723)
Net unearned premiums                (664,105)    (664,105)   (679,183)   (679,183)
Surplus note payable               (2,850,000)  (2,850,000)          -           -

                                                                    (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993




1.  ORGANIZATION, BASIS OF PRESENTATION AND
    SIGNIFICANT ACCOUNTING POLICIES
    ----------------------------------------

    (d) Significant Accounting Policies (Continued)
        ------------------------------------------

        Income Taxes.  The Company and its subsidiaries file a consolidated
        ------------
federal income tax return. Tax returns are prepared using Statutory Accounting Principles ("SAP") (see Note 12). The Company adopted Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes" in 1993. Deferred income taxes reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end (see Note 9).

        Net Income Per Share of Common Stock.  Primary and fully diluted income
        ------------------------------------
per share of common stock (Class A and Class B) are computed on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. However, common stock equivalents (incentive stock options and stock warrants) are not included in the computation if their inclusion would have an anti-dilutive effect on earnings per share.

        Intangible Assets.  Intangible assets consist of an insurance charter
        -----------------
and a book of insurance. The cost of the book of insurance is being amortized using the straight-line method over five years; the insurance charter is not subject to amortization (see Note 13). The intangible assets were written-off as a result of Arista's sale of its investment in American (Note 2).

        Consolidated Statement of Cash Flows.  For purposes of this statement,
        ------------------------------------
cash equivalents represents highly liquid financial instruments with a maturity date of 3 months or less. At December 31, 1995 cash equivalents represent certificates of deposits and money market accounts.



2.  SALE OF SUBSIDIARY
    ------------------

        In December 1995, Arista sold its investment in its wholly-owned subsidiary, American, excluding its book of insurance, for $764,675 in cash. The sale resulted in a pretax gain of $320,192. American was an inactive company. Except for the effects of the gain, the sale did not have a significant impact on the Company's operating results.

                                                                  (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993


3.  TRANSACTIONS WITH RELATED PARTIES
    ---------------------------------

    (a) Agents
        ------

        Bernard Kooper ("Kooper"), Chairman of the Board of the Company and Arista, and owner of 6.6% of the Company's outstanding Class A and 100% of the Class B common stock, is one of the general agents under contract to Arista. Kooper's agency, Bernard Kooper Life Agency, Inc. (the "Agency"), received approximately $224,000, $244,000 and $258,000, in commissions from Arista during 1995, 1994 and 1993, respectively, for premiums on policies placed by the Agency. Such premiums represented approximately 5.0%, 5.5% and 6.0% of the consolidated gross premiums earned during the years ended December 31, 1995, 1994, and 1993, respectively. The Agency, in turn, paid approximately $143,000, $177,000 and $185,000 during 1995, 1994 and 1993, respectively, to other brokers, including approximately $23,000, $22,000 and $21,000, respectively, to the Saltzman-Kooper Agency, the principal of which is a member of the Board of Directors of Arista. Commissions payable to the related entities at December 31, 1995 and 1994 were $11,271 and $17,166, respectively.

    (b) Employment Agreement
        --------------------

        The Company has an employment agreement with Kooper which expires in February 2001 and calls for annual compensation of $150,000 (see Note 6a).

    (c) Consulting Agreements
        ---------------------

        Arista had a consulting agreement from May 1993 through September 1993 with a company principally owned by a director of both Arista and the Company (see Note 6). Arista paid $5,000 under this agreement in 1993. In July 1993 Arista entered into an agreement with a consultant for specified services to be performed for a fee of $500 per week. The consultant became a director of Arista in October 1994 (see Note 6). Arista paid $26,000 under this agreement in 1995 and 1994.


4.  SURPLUS NOTE AND WARRANT
    ------------------------

    On December 29, 1995 Arista issued a $3,000,000 surplus note (the "note") to The Cologne Life Underwriting Management Company ("CLUMCO") in conjunction with an assumption reinsurance agreement which became effective retroactive to October 1, 1995 (see Note 10). The note bears interest at 10.5% per annum and calls for interest only payable for the first and second year with the principal to be repaid at one-eighth each year from the third to the tenth year, from the date of closing. Repayments of principal and interest can only be made out of any free and divisible surplus of Arista, and are subject to the approval of the Superintendent of Insurance of the State of New York, if in his judgment, the financial condition of Arista warrants such payments. If the principal and interest are not repaid in full at the end of ten years, the note renews annually for additional one-year terms until the principal and interest are repaid.


                                                                    (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993



4.  SURPLUS NOTE AND WARRANT (Continued)
    -----------------------------------

        In connection with the issuance of the note, and as an inducement to enter into the transaction with Arista, the Company issued a warrant certificate to purchase 150,000 shares of its Class A common stock to CLUMCO. The certificate is exercisable after October 1996 at an exercise price of $3.50 per share and expires in December 2005. The aggregate value of the warrant which was independently valued at $1.00 per share, has been reflected in stockholders' equity with the corresponding discount charged to surplus note payable. The discount will be amortized to operations over the option period of 10 years using the interest method.

        In the event of liquidation of Arista, repayment of the balance of the note and accrued interest thereon shall be paid out of any assets remaining after the payment of all policy obligations and all other liabilities, but before distribution of assets to stockholders. In the event of a sale of Arista, the balance of the note and accrued interest thereon is to be paid on demand prior to closing of such sale provided, however, that any such payment or repayment shall be paid out of the free and divisible surplus of Arista and with the prior approval of the Superintendent of Insurance of the State of New York, if in his judgment, the financial condition of such insurer merits.


5.  LEASE COMMITMENTS
    -----------------

        Pursuant to a sublease agreement between the Company and Arista, Arista reimbursed the Company for 80.26% of the Company's lease obligations through May 31, 1995, and 97.90% thereafter. Under an agreement effective January 1, 1993 the Company paid monthly rent at an annual base rate of $141,696 until a new lease was executed. On January 9, 1995, the Company entered into a five-year lease for its new principal executive office space, effective June 1, 1995. The Company rents additional office space on a month-to-month basis.

              The minimum rental commitments under the operating leases for office space for the five-year period ending May 31, 2000 are as follows:

                          1996                   $199,005
                          1997                    208,821
                          1998                    218,635
                          1999                    228,450
                          2000                     96,892
                                                 --------

                                                 $951,803
                                                 ========

              The Company has the option to terminate the lease provided it notifies the landlord ninety (90) days prior to termination date, and reimburses the landlord for the unamortized portion of landlord's contribution for leasehold improvements which amounted to approximately $200,000.

                                                                    (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

5.  LEASE COMMITMENTS (Continued)
    ----------------------------

        Under a separate sublease, the Company was reimbursed by The Saltzman/ Kooper Agency, Inc., an affiliate controlled by a director of the Company, for a percentage (16.45%) of the lease costs. The sublease arrangement expired May 31, 1995.

        Aggregate rent expense, net of sublease income of approximately $11,000, was $205,080 in 1995, $137,550 in 1994 and $137,638 in 1993.

        In December 1990 American entered into a five-year noncancellable lease agreement which called for an effective annual base rent of $44,866 plus utilities and cost of living adjustments. In December 1991 American abandoned this space and entered into an agreement which would release it from future obligations under the lease, if certain conditions specified in the agreement were met. Such conditions were never met.


6.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

    (a) Employment Agreements
        ---------------------

        In July, 1994, Arista entered into a five-year employment agreement with a vice president which calls for annual compensation of $125,000, annual reimbursement of automobile expenses up to $6,000 and a nonaccountable expense allowance of up to $3,600 per annum. In addition, Arista may, but is not obligated to, pay a year-end bonus as may be determined by the Board of Directors of Arista. The agreement provides that in event of termination of the agreement by Arista, it would provide a severance pay in an amount ranging from 100% to 60% of annual compensation of the vice president. The agreement also provides for a one-year covenant not to compete predicated upon the payment of $75,000 by Arista.

        Kooper and the Company have entered into an employment contract (the "Kooper Agreement") which expires in February, 2001 and calls for an annual base salary of $150,000.

        Arista and Stanley Mandel have entered into an employment contract (the "Mandel Agreement") which expires in February, 2001 and provides for an annual base salary of $208,750 in each of the eight years plus annual reimbursement of automobile expenses up to $9,000 and a nonaccountable expense allowance of up to $5,000 per annum.

        The Kooper and Mandel agreements provide that, in the event of a consolidation, merger or sale of all or substantially all of the assets of the Company or Arista, or the termination of either agreement, Kooper and/or Mandel, respectively, would receive a lump sum payout, based upon a formula which will range from one to two times annual compensation without triggering the


                                                                    (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993



6.  COMMITMENTS AND CONTINGENCIES (Continued)
    ----------------------------------------

    (a) Employment Agreements (Continued)
        --------------------------------

excise tax payable in the event of an "excess parachute payment," as currently defined in the Internal Revenue Code of 1986, as amended for the purpose of calculating the maximum parachute payment. In addition, Arista and the Company have also provided life insurance policies in which both Kooper and Mandel participate. Under these agreements, the Company and Arista will pay the premiums on these policies for a period of time specified in each agreement, on behalf of Kooper and Mandel. The premium payments are treated as loans to both Kooper and Mandel and are collateralized by the underlying policy cash values. At December 31, 1995 and 1994 loans aggregating $129,060 and $78,915, respectively, have been made and are included in other assets in the accompanying balance sheet. Additionally, Kooper and Mandel have the right to receive a lump sum retirement benefit equal to the amount of premium paid by Arista and the Company attributable to the cumulative increase in cash value of the policies during the specified period of the policies.

        On December 31, 1991, Arista, in connection with a stock-purchase agreement (see Note 13), entered into a consulting agreement with the past president and former shareholder of American (the "consultant") whereby the consultant would receive a monthly fee and a bonus if premiums earned by Arista on American's former policies exceeded certain levels. During 1992 this consulting agreement was terminated by Arista due to a breach of the stock-purchase agreement and the consulting agreement by the consultant. In June 1992, Arista and American commenced litigation against the consultant seeking declaratory and injunctive relief as well as damages. The consultant counterclaimed against Arista and American alleging fraud and breach of the consulting agreement. During 1993, a court granted in part Arista's motion for declaratory and injunctive relief and recognized Arista as the sole shareholder of American. The remainder of the litigation was settled in September 1993 under an agreement in which American, Arista and the consultant mutually released and discharged each others affiliates and heirs. This agreement also entitles the consultant or his estate to a fee determined by the financial recovery of another action in which American is a plaintiff.

    (b) Uninsured Risk
        --------------

        At December 31, 1995 and 1994 cash and equivalents on deposit with financial institutions exceeded federal deposit insurance coverage by approximately $2,551,107 and $2,085,500, respectively.

    (c) Policy Acquisitions
        -------------------

        Arista incurred costs under various agreements it entered into while acquiring the right to offer New York State statutory disability benefits coverage to former policyholders of other disability carriers. The costs included professional fees and finder's fees as well as fees paid directly

                                                                    (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993



6.  COMMITMENTS AND CONTINGENCIES (Continued)
    ----------------------------------------

    (c) Policy Acquisitions (Continued)
        ------------------------------

to these disability carriers for such right which have been capitalized and are being amortized on the straight-line basis over five to seven years. Such costs amounted to $588,595 and $827,774 for the years ended December 31, 1995 and 1994, respectively. Amortization of deferred acquisition costs charged to operations for all acquisitions were $323,202, $266,833 and $128,742 for the years ended December 31, 1995, 1994 and 1993, respectively. Accumulated amortization was $1,205,751 and $882,549 at December 31, 1995 and 1994, respectively.

        American Life Insurance Company of New York.  Effective July 1, 1993,
        -------------------------------------------
Arista acquired the right to offer New York State statutory disability benefits coverage to policyholders previously covered by The American Life Insurance Company of New York under the terms of an assumption reinsurance treaty dated August 30, 1993. In consideration for this right, Arista paid a fee based on premiums earned and collected during the two-year period ended June 30, 1994. During 1995 and 1994, Arista paid $14,383 and $48,054, respectively, and at December 31, 1995 and 1994, $28 and $14,410 was accrued under this arrangement.

        NALIC and Aetna.  Effective January 1, 1994 Arista acquired the entire
        ---------------
book of New York State statutory disability benefit insurance previously written by The North Atlantic Life Insurance Company of America ("NALIC") and on April 1, 1994, acquired under the terms of an assumption reinsurance treaty dated February 10, 1994, the entire book of New York State statutory nonexperience-rated state cash sickness disability insurance previously written by Aetna Life Insurance Company ("Aetna"). NALIC, with whom Arista, through December 31, 1993, had a third party administrative agreement, received a fee based on premiums paid and earned for the period January 1, 1994 through December 31, 1994. During 1995 and 1994 Arista paid $23,712 and $32,826, respectively, and at December 31, 1995 and 1994, $30,637 was accrued under this arrangement.
Aetna received a fee based on annualized premiums in force at March 31, 1994 and on premiums paid and earned for the period April 1, 1994 through March 31, 1995. During 1995 and 1994 Arista paid $241,951 and $527,425, respectively, and at December 31, 1995 and 1994, $7,102 and $212,422, respectively, was accrued under this arrangement.

        American Medical and Life.  Effective October 1, 1994, Arista entered
        -------------------------
into an indemnity reinsurance agreement with American Medical and Life Insurance Company ("American Med") dated December 29, 1994 wherein Arista assumed the book of New York State statutory disability insurance that was ceded by American Med. In addition, effective January 1, 1995, Arista, through an assumption reinsurance treaty, acquired the book of New York State statutory disability insurance that had been previously ceded by American Med. American Med will receive a fee based on premiums paid which were earned during the year ended September 30, 1994 and on premiums paid which will be earned for the period January 1, 1995 through June 30, 1996. During 1995 Arista paid acquisition costs of $121,850 and at December 31, 1995 $124,492 was accrued under this arrangement.
                                                                    (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993



6.  COMMITMENTS AND CONTINGENCIES (Continued)
    ----------------------------------------

    (c) Policy Acquisitions (Continued)
        ------------------------------

        Effective October 1, 1995, in conjunction with a Surplus Note agreement between Arista and CLUMCO (see Note 4), Arista and Cologne entered into a quota-share assumption reinsurance agreement under which Arista will cede to Cologne 50% of its New York State statutory disability insurance in force as of October 1, 1995 as well as new business written or acquired after October 1, 1995.

    (d) Other Matters
        -------------

    (1) Effective July 1, 1993, Arista entered into an agreement to perform certain administrative services for The Guardian Life Insurance Company of America. Fees for these services are determined in accordance with a prescribed schedule based on the type of service provided. The agreement will remain in effect until terminated by either party upon 180 days written notice.

    (2) Effective January 1, 1995, Arista entered into an agreement to perform certain administrative services for the United States Life Insurance Company in the City of New York, a competitor in the business of writing statutory disability benefits insurance. Fees for the services are determined in accordance with a prescribed schedule based on the type of service provided. The agreement will remain in effect until terminated by either party upon 180 days written notice.

    (3) Effective April 1, 1995, the Company entered into an agreement to perform certain administrative services for the American Bankers Insurance Company of Florida, a company in the business of writing statutory disability benefits insurance. Fees for the services are determined in accordance with a prescribed schedule based on the type of service provided. The agreement will remain in effect until terminated by either party upon 180 days written notice.

    (e) Reinsurance
        -----------

        As discussed in Note 10, the Company is contingently liable with respect to reinsurance ceded to Cologne which would become a liability to Arista in the event of default of these companies under the reinsurance agreements.

        Effective April 1, 1994 Arista entered into a reinsurance agreement with Allianz Life Insurance Company of North America ("Allianz") wherein Arista assumed Hawaii temporary disability insurance business that was ceded by Allianz during 1994. This agreement was terminated on February 29, 1996. Reinsurance transactions at December 31, 1995 and 1994 were as follows:



                                                                    (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993


6.     COMMITMENTS AND CONTINGENCIES (Continued)

       (e) Reinsurance (Continued)
           -----------------------
                                        Gross          Ceded            Net
                                        Amount         Amount          Amount
                                        ------         ------          ------
          1995
          ----
             Premium receivable      $   345,000    $    172,500    $   172,500
             Claims liabilities      $   160,000    $     80,000    $    80,000
             Unearned premiums       $    27,360    $     13,680    $    13,680

          1994
          ----
             Premium receivable      $   324,000    $    162,000    $   162,000
             Claims liabilities      $   111,200    $     55,600    $    55,600
             Unearned premiums       $         -    $          -    $         -


7.     STOCK OPTIONS AND WARRANTS
       --------------------------

          Transactions involving stock options and warrants in each of the years ended December 31, 1995, 1994 and 1993 are summarized below:

                                       Incentive           Non-qualified
                                      Stock Options        Stock Options                Warrants
                                   --------------------  ------------------       --------------------
                                              Aggregate           Aggregate                  Aggregate
                                   Shares     amount(2)  Shares   amount(2)       Shares(1)  amount(2)
                                   ------     ---------  ------   ---------       ---------  ---------

Options and warrants outstanding:
  January 1, 1992                  296,400  $  467,098    17,600     $24,640        450,000    $919,000
     1992 Expired                        -           -         -           -        (85,000)   (408,000)
     1992 Surrendered               (1,000)     (2,625)        -           -              -           -
                                   -------     -------    ------     -------        -------     -------

  December 31, 1992, 1993
    and 1994                       295,400     464,473    17,600      24,640        365,000     511,000
     1995 Issued (Note 4)                -           -         -           -        150,000     525,000
     1995 Expired                        -           -         -           -        (10,000)    (21,250)
                                   -------      ------    ------     -------        -------     -------
  December 31, 1995                295,400    $464,473    17,600     $24,640        505,000  $1,014,750
                                   =======     =======    ======     =======        =======   =========


(1) Warrants to purchase 365,000 shares of Class A Common Stock at an exercise price of $1.40 per share were granted to Kooper in 1986. Warrants to purchase 85,000 shares of Class A Common Stock at an exercise price of $4.80 per share were granted to the underwriter in connection with the IPO. Warrants to purchase 150,000 shares of Class A Common Stock at an exercise price of $3.50 per share were granted to CLUMCO in December 1995, in connection with the issuance of a Surplus Note (see (Note 4) and a new reinsurance agreement with Arista (see Notes 6 and 10), effective
     October 1995.

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993



7.  STOCK OPTIONS AND WARRANTS (Continued)
    -------------------------------------

    (2) The product of the number of outstanding options and/or warrants multiplied by the respective exercise prices.

        There were no transactions during 1994 and 1993 with respect to outstanding options and warrants.

        1985 Plan
        ---------

        The 1985 Incentive Stock Option Plan (the "1985 Plan") provides for the grant of options, until May 14, 1995 (as amended), to purchase up to 200,000 shares of the Company's Class A common stock by key employees of the Company upon terms and conditions determined by the Board of Directors of the Company (the "Board"). Such options are exercisable over a five-year period, beginning two years from the date of grant, subject to certain limited exceptions, at a price not less than 100% of the fair market value at the time the option is granted or, in the case of an incentive stock option granted to a stockholder owning more than 10% of the shares of the Company's common stock at a price not less than 110% of the fair market value at the date of grant. In June 1986, the 1985 Plan was amended to increase the exercise period to ten years in the case of an incentive stock option granted to a stockholder owning less than 10% of the Company's common stock, and to permit the exercise of options at the date of grant.

        1986 Plan
        ---------

        The 1986 Incentive Stock Option Plan (the "1986 Plan") provides for the grant of options, until June 15, 1996, to purchase up to 100,000 shares of the Company's Class A common stock. The 1986 Plan is similar in all other respects to the 1985 Plan, as amended.

        Other
        -----

        During June 1986, the Board granted to Kooper a warrant to purchase 365,000 shares of Class A common stock at an exercise price of $1.40 per share, exercisable over a ten-year period ending June 15, 1996. In connection therewith, a non-qualified stock option previously granted to Kooper in 1978 was surrendered. Also in June 1986, the Board granted to Mandel non-qualified options to purchase 17,600 shares of Class A common stock at an exercise price of $1.40 per share, exercisable within the ten-year period following the date of grant. Such warrants expire in June 1996.

        The Company granted CLUMCO a warrant exercisable commencing in October 1996, for the purchase of up to 150,000 shares of the Company's Class A common stock at an exercise price of $3.50 per share, exercisable over a ten-year period ending in December 2005, subject to certain conditions (see Note 4).

                                                                    (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993


8.  STOCKHOLDERS' EQUITY
    --------------------

        All shares of Class A and Class B common stock issued have equal rights and privileges except that the holder of Class B shares has the added right to elect a majority of the Board. Additionally, the Class B common stock is convertible at the option of the holder at any time, into an equal number of shares of Class A common stock. All shares of Class B common stock automati-cally convert into an equal number of shares of Class A common stock if Kooper sells, transfers, or in any manner conveys, one or more shares of Class B common stock, or upon his death, whichever is earlier.

        In November 1987, the Company purchased 10,000 shares of Class A common stock at a cost of $26,740, which are being held in treasury.

        At December 31, 1995 and 1994, 865,400 and 678,000 shares, respectively, of Class A common stock were reserved for conversion of Class B common stock, and the exercise of the options and warrants.

        In March 1993, Arista's Board authorized and paid a dividend to the Company in the amount of $198,000. On March 9, 1994 Arista's Board authorized the payment of a dividend to the Company in the amount of $215,945 and rescinded such authorization in 1994. In May 1994, as authorized by Arista's Board, Arista paid a dividend of $224,799 to the Company.


9.  INCOME TAXES
    ------------

        As discussed in Note 1, the Company adopted SFAS 109 in 1993 and elected to apply the provisions retroactively to January 1, 1991. Accordingly, beginning with the year ended December 31, 1993, all disclosures are in accordance with SFAS 109. Under the provisions of SFAS 109, the Company elected not to restate prior years' consolidated financial statements as the cumulative effect of initial adoption in 1991 and all subsequent years was insignificant.

        At December 31, 1995 and 1994 total deferred tax asset aggregated $1,025,739 and $11,474, respectively, and total deferred tax liability aggregat-ed $1,648,166 and $290,516, respectively, as follows:
                                                       1995       1994
                                                     --------   --------

                Deferred tax asset:
                  Deferred acquisition costs         $      -   $ 11,474
                  Net commissions payable             122,879          -
                  Investment in securities             59,933          -
                  Reinsurance                         834,062          -
                  Other                                 8,865          -
                                                     --------   --------
                    Total deferred tax asset
                                                    1,025,739     11,474
                                                    ---------   --------

                                                                   (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993



9.            INCOME TAXES (Continued)
              -----------------------

                                                     1995         1994
                                                   ----------   --------

                Deferred tax liability:
                  Investment in securities         $    4,026   $   80,640
                  Deferred acquisition costs          360,529            -
                  Claims liabilities                  155,023      125,230
                  Intangible assets                         -       84,646
                  Reinsurance due                   1,111,962            -
                  Other                                16,626            -
                                                   ----------   ----------

                    Total deferred tax liability
                                                    1,648,166      290,516
                                                   ----------   ----------

                    Net deferred tax liability     $  622,427   $  279,042
                                                   ==========   ==========

                The following is a reconciliation of the statutory U.S. Federal income tax rate to the effective tax rate as reflected in the accompanying consolidated statements of operations:


                                                            1995                     1994                    1993
                                                    --------------------       --------------------   ---------------------
                                                              Percentage                 Percentage              Percentage
                                                              of pretax                  of pretax               of pretax
                                                    Amount    income           Amount    income        Amount    income
                                                    -------   ----------       -------   ----------   --------   ----------

Income (loss) before income taxes from
   continuing operations                        $  151,480                 $  (321,087)             $  984,712
                                                   =======                    ========                 =======

Tax provision (benefit) at statutory rates      $   51,503      34.0       $  (109,140)   (34.0)    $  334,802     34.0
Increase (decrease) in income taxes
   resulting from:
      Discontinued operations                      131,778      87.0                 -        -              -        -
      NOL carryforward                                   -         -          (206,858)   (64.4)             -        -
      State franchise and local taxes,
        net of federal benefit                      41,397      27.3           236,038     73.5        179,242     18.2
        Other                                            -         -                 -        -         29,156      3.0
                                                  --------      ----          --------     ----       --------     ----
Income tax provision (benefit)                  $  224,678     148.3       $  (79,960)    (24.9)    $  543,200     55.2
                                                ==========     =====       ===========    =====     ==========     ====

                                                                    (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993



9. INCOME TAXES (Continued)
   -----------------------

                The deferred tax provision for the years ended December 31, 1995, 1994 and 1993 arise from the following timing differences:

                                                 1995       1994       1993
                                                -------   --------   --------

Business acquisition costs deferred for
  financial statement purposes and
  expensed currently for tax purposes          $(372,006) $ 514,813  $ (18,756)

Net claims liabilities for statutory or tax
  purposes in excess of net claims liabilities
  for financial statement purposes               (29,793)   136,295     58,156

Change in recording premiums receivable,
  net of offsetting expenses                           -   (820,964)     7,356

Net realized investment losses which are
  not currently deductible for tax purposes      136,548     45,915     62,919

Amortization of intangible assets for
  financial statement purposes                    84,646    (82,917)   (56,675)

Net commissions payable for financial state-
  ments purposes in excess of net commis-
  sions payable for tax purposes                 122,879          -          -

Other amounts per financial statement
  purposes in excess of amount for tax
  purposes                                        (7,761)         -          -

Reinsurance recoverable and related commis-
  sions and allowances for statutory for tax
  purposes, not currently recognized for
  financial statement purposes                   834,062          -          -

Reinsurance payable for statutory or tax
  purposes, not currently deductible for
  financial statement purposes
                                              (1,111,962)         -          -
                                              ----------  ---------  ---------

                                               $(343,387) $(206,858) $  53,000
                                               =========  =========  =========


                                                                    (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993



9.  INCOME TAXES (Continued)
    -----------------------

    The provision for income taxes consists of the following at December 31, 1995, 1994, and 1993:
                                                 1995       1994       1993
                                               -------    --------   --------

              Currently payable (benefit):
                Federal                        $(147,061) $       -  $ 218,600
                State and local                   90,000    126,900    271,600
                                               --------   --------   --------

                                                 (57,061)   126,900    490,200
                                               ---------  ---------  --------

                Deferred tax asset:
                  January 1,                     (11,476)   (43,242)         -
                  December 31,
                                              (1,025,739)   (11,476)   (43,242)
                                              ----------  ---------  ---------

                                              (1,014,263)    31,766    (43,242)
                                              ----------  ---------  ----------

                Deferred tax liability:
                  January 1,                     290,516    529,142    432,900
                  December 31,                 1,648,166    290,516    529,142
                                               --------   ---------  ---------

                                               1,357,650   (238,626)    96,242
                                               ---------  --------   ---------

                Net provision (benefit)        $ 224,678  $ (79,960) $ 543,200
                                               =========  =========  =========


10.  REINSURANCE
     -----------

                Effective October 1, 1992 Arista entered into a stop-loss reinsurance agreement ("Agreement # 2") with Harbourton which provided for Arista to cede 50% of its disability policies when its loss ratio was equal to or greater than 75% up to but not exceeding 100% of earned premiums. Harbourton was paid a fee based on earned premiums. The effects of this agreement are reflected in the statement of operations for the year ended 1993.

                Effective October 1, 1993, Arista entered into a new agreement ("Agreement # 3") with Harbourton whereby Arista agreed to cede by way of reinsurance, a 50% quota share of Arista's liability with respect to New York State disability benefits issued to policyholders. In 1993, 1994 and 1995 Harbourton received a fee based on premiums ceded. The agreement was terminated on September 30, 1995.

                                                                    (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993



10.  REINSURANCE (Continued)
     ----------------------

                Effective October 1, 1995, Arista entered into a reinsurance agreement with Cologne Life Reinsurance Company ("Cologne") (see Notes 4 and 6) whereby Arista will cede by way of reinsurance, a 50% quota share participation in Arista's New York State statutory disability insurance, both for business in force as of October 1, 1995 and for new business written or acquired after October 1, 1995. The agreement calls for Arista to pay Cologne its proportionate share of the gross premium written less a ceding commission of 25%, which includes premium tax, less Cologne proportionate share of the gross losses applicable to this business. The provisional commission will be adjusted quarterly. Cologne will allow Arista an annual profit commission of 2% of annual gross earned premiums ceded to Cologne if a certain loss ratio is achieved. At December 31, 1995 $111,783 was accrued by Arista under this agreement. The agreement shall remain in force for an indefinite period, subject to cancellation by Cologne upon 90 days notice and subject to cancellation by Arista five years after full repayment of the surplus note (Note 4) and upon 90 days notice.

                Ceded transactions for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                              Gross      Ceded       Net
                                              Amount     Amount      Amount
                                           -----------  ---------   -------
             1995
             ----
               Premium receivable          $5,131,705   $2,565,852   $2,565,853
               Claims liabilities          $4,526,315   $2,263,157   $2,263,158
               Unearned premiums           $1,328,210   $  664,105   $  664,105

             1994
             ----
               Premium receivable          $6,328,500   $3,164,250   $3,164,250
               Claims liabilities          $4,921,446   $2,460,723   $2,460,723
               Unearned premiums           $1,358,365   $  679,182   $  679,183


             1993
             ----
               Premium receivable          $6,651,000   $3,325,500   $3,325,500
               Claims liabilities          $4,168,000   $2,084,000   $2,084,000
               Unearned premiums           $  960,770   $  480,385   $  480,385

                A contingent liability exists with respect to reinsurance ceded which would become a liability of Arista and the Company in the event that Cologne is unable to meet the obligations assumed under the reinsurance agreement.

                                                                    (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993


11.           NET INVESTMENT INCOME
              ---------------------

                Net unrealized gain on investments for the years ended 1995, 1994 and 1993 were as follows:

            Source                               1995       1994       1993
 ------------------------------                ------      ------     ------

 Amount currently recognized as unrealized
   gain (loss):
   Equity securities                            $     -    $     -    $     -
   Redeemable preferred stocks                   18,436    (15,415)    16,805
                                                -------    -------    -------
                                                 18,436    (15,415)    16,805
                                                -------    -------    -------

 Amount previously recognized as unrealized
   loss now recognized as realized loss:
   Redeemable preferred stocks                        -          -     54,733
   Bonds and long-term investments                    -          -     45,000
                                                 ------     ------     ------
                                                      -          -     99,733
                                                 ------     ------     ------

   Net unrealized gain                          $18,436    $(15,415) $116,538
                                                =======      =======  =======

                Arista maintains a custodial investment account pursuant to the requirements of the NYSID. These investments have been included with bonds and long-term U.S. Treasury obligations. At December 31, 1995 and 1994 the total amortized cost and market value of the investments in this account were as follows:

                                 1995                   1994
                     -------------------------   ---------------------
                       Amortized       Market     Amortized    Market
                         Cost          Value         Cost      Value
                     -----------      --------   ----------  ---------

Type of Security:
 U.S. Treasuries    $2,013,994       $2,049,991   $341,736     $313,399
                    =========        ==========   ========     ========

                The following schedule reflects the respective maturity dates, as at December 31, 1995:


                            Amortized           Market
                              Cost              Value
                           ----------         ----------
  Maturity Dates:
    1997-2001                $534,887           $537,597
    2002-2006                 815,840            836,748
    Subsequent to 2006        663,267            675,646
                           ----------         ----------
                           $2,013,994         $2,049,991
                           ===========        ==========

                                                                    (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993



11.    NET INVESTMENT INCOME (Continued)
       ---------------------------------

       Net investment income of the Company for the years ended 1995, 1994 and 1993 consists of the following:

                Source                       1995          1994        1993
  ---------------------------------          ----          ----        ----
  Interest and dividends:
     Bonds and long-term investments      $ 174,156    $ 174,707    $ 147,538
     Short-term investments                  77,978       40,773       40,662
                                          ---------    ---------    ---------
         Total interest and dividends       252,134      215,480      188,200

  Net realized investment gains (losses)       (137)      (2,603)      47,142
                                          ---------    ---------    ---------
                                          $ 251,997    $ 212,877    $ 235,342
                                          =========    =========    =========

       The following schedule reflects the respective amortized costs, market values, gross unrealized gains or losses and maturity dates of investment securities, as applicable, as at December 31, 1995:

                                Amortized        Market         Unrealized
                                   Cost           Value         Gain (Loss)
                                ---------        ------         -----------
    Type of security:
        Equity security      $     1,279      $       660     $      (619)
        U.S. Treasuries        2,654,939        2,692,276          37,337
        Other debt               141,344          129,502         (11,842)
                             -----------      -----------     -----------
                             $ 2,797,562      $ 2,822,438     $    24,876
                             ===========      ===========     ===========
    Maturity dates:
        1997-2001            $ 1,175,832      $ 1,179,882
        2002-2006                815,840          836,748
        Subsequent to 2006       805,890          805,808
                             -----------      -----------
                             $ 2,797,562      $ 2,822,438
                             ===========      ===========

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993



12.           STATUTORY MATTERS
              -----------------

                The following summaries reconcile net stockholder's equity and net income (loss) of Arista on the statutory basis of accounting ("SAP") with the amount of such equity and net income included in the financial statements of Arista prepared on the basis of generally accepted accounting principles for each of the years ended December 31, 1995, 1994, and 1993:


                                                   1995         1994           1993
                                                 -------      --------       --------
Capital and surplus reported for SAP purposes   $6,432,629    $3,651,842    $4,139,450

Add (deduct):
   Inclusion of nonadmitted assets               1,872,086     1,430,554     1,008,979
   Surplus notes payable                        (2,850,000)            -             -
   Deferred costs, net of tax                      441,221       194,776       149,340
   Claims reserves, net of tax                     559,193       433,848       421,819
   Intangible assets, net                                -       616,168       631,593
   Unrealized depreciation on marketable
     securities                                    (16,038)      (30,278)      (14,863)
   Other                                            79,361       209,094       190,319
   Adjustment to fair value of net assets acquired       -             -      (119,631)
   Adjustment to premiums receivable, net of tax   533,443      (110,841)      (46,492)
   Prior period tax over accrual                  (360,883)     (279,000)     (279,000)
   Asset valuation reserve                               -             -             -
   Realized gain on investments, net of tax        (33,853)      (24,998)      (29,054)
                                                 ----------    ----------   ----------


   Stockholder's equity reported in
     Arista's financial statements               $6,357,159    $6,091,165   $6,052,460
                                                 ==========    ==========   ==========

Net income reported for SAP purposes             $  231,349    $  159,502   $  917,718
Add (deduct):
   Deferred costs, net of tax                       131,036        45,436      (28,105)
   Other                                            (48,427)       (8,098)    (174,325)
   Claims reserves, net of tax                      (20,922)       12,029       87,144
   Adjustment to premiums receivable,
     net of tax                                     504,752       (64,349)      11,022
   Realized loss on investments, net of tax               -         4,055          840
   Amortization of intangible asset,
     net of tax                                    (122,705)       (7,318)     (84,924)
   Gain on sale of subsidiary, net of tax           (76,404)            -            -
   Income tax expense differences                  (210,152)      137,660            -
                                                 ----------    ----------   ----------
     Net income reported in Arista's
       financial statements                      $  388,527    $  278,917   $  729,370
                                                 ==========    ==========   ==========



                                                                    (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993



12. STATUTORY MATTERS (Continued)
    ----------------------------

        Arista was in compliance with the NYSID minimum statutory capital and surplus requirement of $300,000 at December 31, 1995, 1994 and 1993.

        Under the New York State Insurance Law, Arista may pay dividends to the Company only out of its statutory earned surplus. In addition, the maximum amount of dividends that may be paid in any twelve-month period without regulatory approval is the lesser of the adjusted net investment income or 10% of its surplus. At December 31, 1995 Arista's statutory financial condition allowed for the payment of dividends not exceeding $111,684. During 1994 Arista paid a dividend to the Company of $224,799. During 1993 Arista paid a dividend to the Company of $198,000. At December 31, 1993 and 1992 the dividend American could pay to Arista was de minimis.


13. BUSINESS ACQUISITION
    --------------------

        Stock Purchase Agreement
        ------------------------

        On December 31, 1991, Arista entered into an agreement to acquire all the outstanding shares of American Accident and Health Insurance Company. In December 1991 the NYSID approved the assumption of American's disability business by Arista and approved the acquisition of American in April 1992. The acquisition has been accounted for as a purchase. The purchase price was originally to consist of: (1) a $175,000 cash payment; (2) a credit against the purchase price of $898,973, which represents American's statutory negative capital and surplus balance as of December 31, 1991; and (3) an amount equal to 7-1/2% of earned premiums, as defined, on American policies renewed or rewritten during the period commencing January 1, 1992 and ending December 31, 1993.

        Arista had the right to make certain adjustments to the purchase price for various income and expense items as mutually agreed upon. All payments due under the agreement were to be held in escrow until the final purchase price was determined, prior to October 15, 1994. Due to a shortfall in earned premiums and certain agreed-upon adjustments to the purchase price no payments are due to American. Expenses incurred by the Company in connection therewith have been capitalized as part of the purchase price, and were written off in connection with the sale of American as discussed in Note 2.

                                                                    (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993



13. BUSINESS ACQUISITION (Continued)
    -------------------------------

        Intangible Assets
        -----------------

        Under the purchase method of accounting, the allocation of the purchase price to the fair value of American's assets and liabilities is required. Such allocation was finalized in 1994 when the purchase price was finally determined. The excess of fair value of net assets acquired over the purchase price of $216,740 was allocated to reduce intangible assets. The intangible asset was written off in connection with the sale of American (see Note 2). Amortization expense was $248,957, $189,865, and $141,600, respectively, for the years ended December 31, 1995, 1994 and 1993.


14. MAJOR CUSTOMERS
    ---------------

    Premiums earned from a major customer accounted for approximately 10% of total gross premiums earned for the year ended December 31, 1993.


15. SUBSEQUENT EVENTS
    -----------------

    In April 1996 Arista entered into an agreement with Insurance Company of Greater New York and Greater New York Mutual Insurance Company (the "sellers") to acquire the books of New York State statutory disability insurance. The agreement provides that effective April 1, 1996, Arista will assume the sellers' New York State statutory disability business and will issue assumption certificates to the policyholders of the sellers. The agreement calls for Arista to pay a fee based on premiums received which were earned during the year ended March 31, 1997. The acquisition will be accounted for under the purchase method of accounting.

                             ARISTA INVESTORS CORP.

                                   SCHEDULE I
                       SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES

                                December 31, 1995

                                                                               Amount
                                                 Cost or                      shown in
                                                amortized    Market         the balance
              Type of Investment                   cost      value             sheet
- -------------------------------------------     --------    --------         -----------

Held-to-maturity securities:
- ---------------------------
  United States Government and government
    agencies and authorities                    $2,654,939    $2,692,276      $2,654,939

Available for sale:
- ------------------
  Redeemable preferred stocks                      141,344       129,502         129,502

Trading security:
- ----------------
  Common stock                                       1,279           660             660
                                                 ---------    ----------      ----------

                                                $2,797,562    $2,822,438      $2,785,101
                                                ==========    ==========      ==========

                                       S-1

                             ARISTA INVESTORS CORP.

                                  SCHEDULE III
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (Parent Company Only)

                                 BALANCE SHEETS


                                                                      December 31,
                                                                 ----------------------
                                                                 1995              1994
                                                                 ----              ----
                                   Assets
                                   ------

Investment in subsidiaries                                  $   7,051,662     $    6,092,271
Investments                                                             -            207,818
Cash and equivalents                                              305,657            260,745
Prepaid expenses and other assets                                 128,015            344,892
                                                            -------------     --------------
           Total assets                                     $   7,485,334     $    6,905,726
                                                            =============     ==============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities:
    Accounts payable and accrued expenses                   $     156,789     $      315,206
    Due to subsidiaries, net                                    1,045,386            563,884
                                                            -------------     --------------
           Total liabilities                                    1,202,175            879,090
Stockholders' equity                                            6,283,159          6,026,636
                                                            -------------     --------------
           Total liabilities and stockholders' equity       $   7,485,334     $    6,905,726
                                                            =============     ==============

                                               STATEMENTS OF OPERATIONS

                                                                               Years Ended December 31,
                                                                    ------------------------------------------
                                                                    1995               1994              1993
                                                                    ----               ----              ----

Investment income                                            $     17,883      $      12,814     $       11,629
Corporate and administrative expenses                             464,340            737,580            406,979
                                                            -------------     --------------     --------------
           Loss from operations before income tax
               benefits and equity in net income of
               subsidiaries                                      (446,457)          (724,766)          (395,350)
Income tax expense (benefits)                                    (256,411)          (204,720)          (127,202)
                                                            -------------     --------------     --------------
           Loss from operations before equity in
               net income of subsidiaries                        (702,868)          (520,046)          (268,148)
Equity in net income of subsidiaries                              959,391            278,917            709,660
                                                            -------------     --------------     --------------
           Net income (loss)                                 $    256,523       $   (241,129)    $      441,512
                                                            =============     ==============     ==============


The accompanying condensed financial information should be read in conjunction with the consoli- dated financial statements and notes thereto of Arista Investors Corp. at December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995.

                             ARISTA INVESTORS CORP.

                                  SCHEDULE III
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (Parent Company Only)
                                   (Continued)
                            STATEMENTS OF CASH FLOWS




                                                                 Years Ended December 31,
                                                              1995         1994         1993
                                                              ----         ----         ----

Cash flows from operating activities:
    Net income (loss)                                        $256,523    $(241,129)    $441,512
    Adjustments to reconcile net income to net
      cash used in operating activities:
        Depreciation                                            1,039          450            -
        Equity in net income of subsidiaries                 (959,391)    (278,917)    (709,660)
    Increase (decrease) in assets and liabilities:
        Due to subsidiaries                                   481,502      293,547       13,892
        Prepaid expenses and other assets                     215,838     (185,845)     (21,340)
        Accounts payable and accrued expenses                (158,417)     284,578       21,834
                                                             --------    ---------     ---------

           Net cash used in operating activities             (162,906)    (127,316)    (253,762)
                                                             --------    ---------    ---------
Cash flows from investing activities:
    Purchases of investments, net                                   -     (207,818)           -
    Proceeds from sale of investments                         207,818       12,604            -
    Dividend from subsidiary                                        -      224,799      198,000
                                                             --------    ---------    ---------

           Net cash provided by investing activities          207,818       29,585      198,000
                                                             --------    ---------    ---------

           Increase (decrease) in cash and equivalents         44,912      (97,731)     (55,762)

Cash and equivalents:
    Beginning of year                                         260,745      358,476      414,238
                                                             --------    ---------    ---------

    End of year                                              $305,657     $260,745     $358,476
                                                             ========    =========     ========


The accompanying condensed financial information should be read in conjunction with the consoli- dated financial statements and notes thereto of Arista Investors Corp. at December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995.

                             ARISTA INVESTORS CORP.

                                  SCHEDULE III
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (Parent Company Only)
                                   (Continued)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                           December 31, 1995 and 1994



1.  Basis of Presentation

    Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Information of the Registrant does not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is therefore suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report as referenced in Form 10-K, Part II, Item 8, pages F-1 - F-31.


2.  Cash Dividends from Subsidiary

    The following dividends were paid to the Company by its subsidiary, Arista Insurance
    Company:

                       May 1994      $224,799
                                     ========

                       March 1993    $198,000
                                     ========

                       October 1992  $150,000
                                     ========