Form 10-K/A
period 1995-12-31
ARISTA INVESTORS CORP
filed 1996-04-29
CIK 799902

FORM 10-K/A

                                       AMENDMENT NO. 1

                               SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549
                                          (Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[FEE REQUIRED]
For the fiscal year ended ...............................December 31, 1995

                                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________________ to ___________________.

Commission File Number                         0-16520
                               -----------------------------------------

                           ARISTA INVESTORS CORP.
- ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                          13-2957684
- --------------------------------             --------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

     116 John Street, New York, New York                         10038
- -------------------------------------------------            ----------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code: (212) 964-2150
                                                    -----------------------

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

                            Yes: [X]    No:
                                -----       ------

The aggregate market value of the voting stock (Class A Common Stock, par value $.01 per share) held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price, as of April 9, 1996, was $3,511,300.

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate number of registrant's outstanding shares on April 9, 1996 was 1,930,600 shares of Class A Common Stock, $0.01 par value (excluding 10,000 shares of treasury stock), and 47,400 shares of Class B Common Stock, $0.01 par value.

                        DOCUMENTS INCORPORATED BY REFERENCE:

                                       None.

                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the directors, executive officers, their ages, positions with the Company, Arista Insurance Company ("Arista"), and The Collection Group, Inc. ("Collection"), and tenure as directors of the Company, are set forth below:

                                                                              Director of
                                                                              the Company
Name                        Age        Position                                  Since
- ----                        ---        --------                                -----------
Bernard Kooper*             70      Chairman of the Boards of Directors           1978
                                    of the Company, Arista, and Collection,
                                    and President of the Company

Stanley S. Mandel**         61      Executive Vice President and                  1983
                                    Director of the Company, President
                                    and Director of Arista, and Director
                                    of Collection


Susan J. Hall               52      Senior Vice President and Treasurer             --
                                    of the Company and Arista, and
                                    Controller and Director of Arista

Louis H. Saltzman*          45      Secretary and Director of the                1981
                                    Company and Arista, and Director
                                    of Collection


Richard P. Farkas**         71      Director of the Company and Arista            1991

J. Martin Feinman**         71      Director of the Company, Arista, and          1978
                                    Collection, and Secretary of Collection

Noah Fischman*              64      Director of the Company, Arista, and
                                    Collection                                    1978


Daniel Glassman*            67      Director of the Company and Arista            1994



* Elected by the Class B Stockholder
** Elected by the Class A Stockholders

    Bernard Kooper has served as Chairman of the Board of Directors and President of the Company since its inception, Chairman of the Board of Directors of Arista since June 1986, and Chairman of the Board of Directors of Collection since June 1991. Since 1971, he has served as President and sole stockholder of Bernard Kooper Life Agency, Inc. and Bernard Kooper Associates, Inc., life and accident and health general agents in New York, New York. Since 1968, he has also served as Vice President and a principal stockholder of Fischman-Kooper, Inc., a multi-line insurance agency located in Roslyn Heights, New York. Mr. Kooper is the father-in-law of Louis H. Saltzman.

    Stanley S. Mandel has served as Executive Vice President and a Director of the Company, and President and a Director of Arista since August 1983. Since June 1991, he has served as a Director of Collection. He is also a director of Micro-Medical Industries, Inc.

    Susan J. Hall has served as Senior Vice President and Treasurer of the Company and Arista since March 1988, and a Director of Arista since June 1987. Since October 1986, she has served as Controller of Arista.

    Louis H. Saltzman has served as Secretary and a Director of the Company and Arista since May 1981. Since June 1991, he has served as a Director of Collection. Since January 1989, he served as President and sole stockholder of The Saltzman/Kooper Agency, Inc., a life and accident and health general agency in New York, New York. From May 1975 to December 1988, he served as an insurance broker and brokerage manager for Bernard Kooper Life Agency, Inc., and Bernard Kooper Associates, Inc., life and health general agents in New York, New York. Mr. Saltzman is the son-in-law of Bernard Kooper.

    Richard P. Farkas has served as a Director of the Company since September 1991 and as a Director of Arista since June 1988. From June 1988 to June 1990, he also served as a Director of the Company. He is also Chairman and Chief Executive Officer of IMC International Management Consultants, Inc., a provider of business and management consulting services. Mr. Farkas is also a director of Polymer Construction Products, Ltd. and the Chairman of the Board and Chief Executive Officer of Zemid Corp.

    J. Martin Feinman has served as a Director of the Company since its inception, and has served as a Director of Arista since May 1981. Since June 1991, he has served as a Director and Secretary of Collection. From 1950 until November 1992, he has served as President of Olde England Paint and Varnish Corporation, a distributor of paint products, located in Brooklyn, New York.

    Noah Fischman has served as a Director of the Company since its inception. He has served as a Director of Arista since June 1982. Since June 1991, he has served as a Director of Collection. Since 1968, he has served as President and a principal stockholder of Fischman-Kooper, Inc., a multi-line insurance agency located in Roslyn Heights, New York.

    Daniel Glassman has served as a Director of the Company since October 1994 and has served as a Director of Arista since June 1982. From 1971 to 1991 he served as Vice President-Finance and Director of Lea Ronal, Inc, a chemical specialties manufacturer. He is the President and sole stockholder of CSA, Inc., a clothing manufacturer and a principal stockholder of JLT Corp., a clothing manufacturer.

    The terms of office of all officers and directors expire at the time of the Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

    The following table shows, for the three most recently ended fiscal years ended December 31, the cash compensation paid or accrued for those years to the President of the Company and to each of the four most highly compensated executive officers of the Company and/or Arista other than the President whose aggregate annual salary and bonus paid in compensation for services rendered in all the capacities in which they served exceeded $100,000 for the Company's last fiscal year (the "Named Executives"):


                            SUMMARY COMPENSATION TABLE


                                                                    Long-Term Compensation
                                                                  -------------------------
                    Annual Compensation                              Awards                     Payouts
                  ----------------------                          ----------                  ----------
Name and                                          Other          Restricted
Principal                                         Annual           Stock     Options/    LTIP         All Other
Position          Year   Salary($)  Bonus($)  Compensation($)    Awards($)  SARs (#)   Payouts($)  Compensation($)(3)(4)
- ----------      -------  ---------  --------  ---------------    ---------  ---------  ----------  ----------------------
Bernard Kooper     -
Chairman of the
Boards of
Directors of
the Company,      1993    146,667    35,000          -0-             -0-        -0-        -0-         24,275
Arista and
Collection and    1994    150,000    35,000          -0-             -0-        -0-        -0-         35,950
President of
the Company
 (1)(3)(4)        1995    150,000    35,000          -0-             -0-        -0-        -0-         35,950(5)

Stanley S. Mandel -
Executive
Vice President and
Director
of the Company,
President         1993    205,673    35,000          -0-             -0-        -0-        -0-         28,363
and a Director of
Arista and
a Director of     1994    208,750    35,000          -0-             -0-        -0-        -0-         27,196
Collection(2)(3)(4)
                  1995    208,750    35,000          -0-             -0-        -0-        -0-         28,363(5)

- ---------------

(1) In June 1986, the Company entered into an employment agreement with Mr. Kooper which expired in February 1993. Effective February 1993, the Company entered into an employment agreement with Mr. Kooper which provides Mr. Kooper a base salary of $150,000 per annum. The agreement obliges Mr. Kooper to devote such time as he deems necessary to perform his duties on behalf of the Company (but in no event less than 120 days per year). Mr. Kooper continues to devote a substantial amount of his time to the activities of Bernard Kooper Life Agency Inc., Bernard Kooper Associates, Inc., Fischman-Kooper, Inc. and other business activities during the year. In July 1994, the parties amended the employment agreement, which amendment, among other things, extended Mr. Kooper's term of employment an additional three years. Mr. Kooper's employment agreement will now expire in February 2001.

(2) In June 1986, Arista entered into an employment agreement with Mr. Mandel which expired in February 1993. Effective February 1993, Arista entered into an employment agreement with Mr. Mandel which provides Mr. Mandel a base salary of $208,750 per annum. In July 1994, the parties amended the employment agreement, which amendment, among other things, extended Mr. Mandel's term of employment an additional three years. Mr. Mandel's employment agreement will now expire in February 2001. Mr. Mandel also is entitled to annual reimbursements for automobile expenses of up to $9,000 and a non-accountable expense allowance of up to $5,000 per annum. Mr. Mandel's employment agreement also provides that Arista shall obtain a long-term disability benefits policy with benefits of $5,000 per month for Mr. Mandel.

(3) Each of Mr. Kooper's and Mr. Mandel's employment agreements were amended in July 1994 to provide for a split-dollar insurance policy in the amount of $1,000,000 and $205,000, respectively. Under these agreements, the Company and Arista will pay the premiums on these policies on behalf of Mr. Kooper and Mr. Mandel for a period of time specified in each agreement. The premium payments are treated as loans to both Mr. Kooper and Mr. Mandel and are collateralized by the underlying policy cash values. At December 31, 1995, loans aggregating $91,492 have been made to Mr. Kooper and loans aggregating $32,314 have been made to Mr. Mandel. At December 31, 1995, the cash surrender value of the insurance policy owned by Mr. Kooper was approximately $82,757 and the cash surrender value of the insurance policy owned by Mr. Mandel was approximately $27,276. In the event that Mr. Kooper or Mr. Mandel shall be living on February 16, 2001, each of them will be entitled to a lump sum retirement benefit equal to the amount of premiums paid by the Company or Arista, attributable to the cumulative increase in the cash surrender value of the policies during the period ending February 2001. The Company or Arista is required to make a lump sum payment on behalf of Mr. Kooper or Mr. Mandel sufficient to render their respective policy "paid up" upon (i) their death (if they predecease their spouse),
(ii) one year from a physical or mental disability or (iii) a merger, consolidation, or sale of all or substantially all of the assets of the Company or Arista, unless their employment has been terminated for "cause" (as defined in the employment agreements).

(4) Each of Mr. Kooper's and Mr. Mandel's employment agreements provide that in the event of a consolidation, merger, or sale of all or substantially all of the assets of the Company or Arista, the employment agreements may be terminated, and upon such termination, Mr. Kooper and/or Mr. Mandel, respectively, would be entitled to receive a lump sum payout. The payout will be the maximum amount that will not trigger the excise tax payable in the event of an "excess parachute payment" as such term is defined in the Internal Revenue Code of 1986, as amended.

(5) Other compensation includes: (a) insurance premiums paid in fiscal 1995 by, or on behalf of, the Company with respect to certain split dollar life insurance policies as follows: (i) Bernard Kooper, $35,950 (Mr. Kooper had taxable income in 1995 of $1,771 with regard to these premiums), and (ii) Stanley S. Mandel $11,313 (Mr. Mandel had taxable income in 1995 of $601 with regard to these premiums); (b) Stanley S. Mandel also received automobile expenses of $9,000 and a non-accountable expenses of $5,000 and
(c) long-term disability premium payment of $3,050.

Stock Options

There were no options granted in fiscal 1995 and no options were exercised by a Named Executive Officer in fiscal 1995. The following table sets forth information concerning each exercise of stock options during fiscal 1995 by each of the Named Executives at the fiscal year-end and the value of unexercised options at the fiscal year-end:

                 AGGREGATE OPTIONS/SAR EXERCISE IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                             Value of Unexercised
                                                                      Number of Unexercised       In-the-Money
                          Shares                                          Option/SARs at         Option/SARs at
                         Acquired                                          FY-End (#)               FY-End($)
                           on       Value                         -------------------------   ------------------------------
                      Exercise(#) Realized($) Exercisable Unexercisable    Exercisable(*)  Unexercisable
                      ----------- ----------- ----------- -------------   ---------------- -------------
Bernard Kooper           -0-          -0-      365,000       -0-            333,063           -0-
Stanley S. Mandel        -0-          -0-      196,000       -0-            178,850           -0-

- -----------------------------------
*Based on the fair market value per share of the Company's Class A Common Shares of $2.3125 (the average of the "low ask" and "high bid" of the Company's Class A Common Shares on the NASDAQ on December 31, 1995).

                      COMPENSATION OF DIRECTORS

Directors of the Company are usually elected annually. Directors of the Company and Arista who are not full-time employees of the Company or Arista, were paid $1,125 per quarter for each Board on which the member served. Directors of the Company and Arista who are not full-time employees of the Company or Arista received $250 for each meeting actually attended and $250 for each committee meeting actually attended. Directors of Collection are not separately compensated. No attendance fee for a committee meeting is paid if a Directors' meeting is held on the same day.

In May 1993, Arista entered into an agreement with a company owned by Richard Farkas, a director of Arista and the Company. Under the agreement, consulting services were to be performed for Arista for a fee of $1,000 per month. The agreement was terminated in November, 1993. Arista paid $5,000 to this company under the agreement during 1993. In March 1994, Arista engaged the company again to perform certain consulting services. Such consulting services were performed throughout the two month period ended
May 23, 1994. The Company paid $12,000 to this company for such services. See "Item 13-Certain Transactions."

In July 1993, Arista entered into an agreement with Richard Greenwald for specified services to be performed for a fee of $500 per week. Mr. Greenwald became a director of Arista in October 1994. Arista paid $26,000 under this Agreement in 1995. See "Item 13 - Certain Transactions."



                      EMPLOYMENT CONTRACTS AND TERMINATIONS OF
                    EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

The Company's employment agreements with Mr. Bernard Kooper and Mr. Stanley S. Mandel are described in the footnotes to the Summary
Compensation Table on pages 4 and 5 of this Part III.


               COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the twelve month period ended December 31, 1995, the Compensation Committee consisted of Bernard Kooper, the President of the Company, Noah Fischman and J. Martin Feinman. Mr. Fischman is a former Vice President of the Company. Messrs. Kooper and Fischman have certain relationships. Effective March 28, 1996, Mr. Kooper resigned from the Compensation Committee. See "Item 13 - Certain Transactions."



ITEM 12. PRINCIPAL STOCKHOLDERS; SHARES HELD BY MANAGEMENT

On April 24, 1996, the Company had 1,930,600 Class A Common Shares (excluding 10,000 shares of treasury stock) and 47,400 Class B Common Shares issued and outstanding. The following table sets forth the number of shares of the Company's common stock owned as of April 24, 1996 by (i) owners of more than 5% of the Company's outstanding common stock, (ii) each director of the Company, (iii) each of the Named Executives, and (iv) all executive officers and directors of the Company as a group. Except as otherwise indicated, each person or entity named in the table has sole investment power and sole voting power with respect to the shares of the Company's common stock set forth opposite his name.


                        Number of Shares of
                        Class A and Class B
Name and Address of          Common Stock
Beneficial Owner        Beneficially Owned      Percentage of Ownership(1)
- ---------------------- ------------------- --------------------------------------
                                               Class A   Class B  Class A and Class B
                                               -------   -------  -------------------


Bernard Kooper (2)(5)        572,600           22.88%      100%        24.44%
116 John Street
New York, New York 10038


Stanley S. Mandel(3)         283,800           13.35%       --         13.05%
116 John Street
New York, New York 10038

Louis H. Saltzman(4)(5)       70,000            3.52%       --          3.43%
116 John Street
New York, New York 10038

Richard P. Farkas               --                --         --          --
265 Monmouth Park Highway
West Long Branch, New Jersey 07764

Noah Fischman(6)              71,600            3.71%         --        3.62%
99 Powerhouse Road
Roslyn Heights, New York 11577

J. Martin Feinman(7)          44,000            2.28%         --        2.22%
270-07 E Grand Central Parkway
Floral Park, New York 11005

Daniel Glassman               38,600            2.00%         --        1.95%
4 Magnolia Lane
Woodbury, New York 11797

Joseph Rubin(8)               119,600           6.19%         --        6.05%
100 Church Street
New York, NY 10007

Glickenhaus & Co.(9)          134,100           6.95%          --       6.78%
6 East 43rd Street
New York, New York 10017

American Securities Corp.(10)
80 Pine Street
New York, New York 10005      122,000           6.32%          --       6.17%


                        Number of Shares of
                        Class A and Class B
Name and Address of          Common Stock
Beneficial Owner        Beneficially Owned      Percentage of Ownership(1)
- ---------------------- ------------------- --------------------------------------
                                               Class A   Class B  Class A and Class B
                                               -------   -------  -------------------

National American Insurance    98,200            5.09%      --              4.96%
Company of California (11)
19100 Susana Road
Rancho Dominguez, CA 90221

A.F. Hovey & Associates,      109,200             5.66%     --              5.52%
 Inc. (12)

Plaza 600 Building, Suite 1724
600 Stewart Street
Seattle, Washington 98101

Old Lyme Holding              205,000            10.62%     --             10.36%
 Corporation (13)
122 East 42nd Street
New York, NY 10168

All named executive         1,091,800            40.77%    100%            41.85%
 officers and
 directors
as a group (8 persons)
(2)(3)(4)(6)(7)


(1)  Based upon 1,930,600 shares of Class A Common Stock outstanding
     (excluding 10,000 shares of treasury stock) and 47,400 shares of Class B Common Stock outstanding. Includes shares which said persons have the right to obtain beneficial ownership within sixty (60) days from the date hereof through the exercise of outstanding options and warrants. Does not reflect 14,600 shares of Class A Common Stock reserved for issuance pursuant to the 1986 Incentive Stock Option Plan ("1986 Plan").

(2)  Includes 47,400 shares of Class B Common Stock owned by Mr.
     Kooper, representing all of the issued and outstanding shares of Class B Common Stock of the Company, 30,400 shares of Class A
     Common Stock owned by Arlyne Kooper, wife of Bernard Kooper, and
     365,000 shares of Class A Common Stock issuable upon the exercise of the warrant held by Mr. Kooper.

(3) Includes shares of Class A Common Stock held in the various retirement accounts of Mr. Mandel and Joy Mandel, wife of Stanley
     S. Mandel, options to purchase 120,000 shares of Class A Common
     Stock under the 1985 Incentive Stock Option Plan ("1985 Plan"), options to purchase 58,400 shares of Class A Common Stock under the 1986 Plan and 17,600 shares of Class A Common Stock issuable upon the exercise of the non-qualified stock option held by Mr.
     Mandel.

(4)  Includes options to purchase 60,000 shares of Class A Common
     Stock under the 1985 Plan.

(5) Mr. Kooper is the father-in-law of Mr. Saltzman. Each disclaims beneficial ownership of the securities of the Company owned by the other.


(6)  Includes 23,200 shares of Class A Common Stock owned by Barbara
     Fischman, the wife of Noah Fischman.

(7)  Does not include 2,400 shares of Class A Common Stock owned by
     Carl Feinman, the son of J. Martin Feinman, 2,400 shares of Class
     A Common Stock owned by Lisa Feinman Baum, the daughter of J.
     Martin Feinman, and 2,400 shares of Class A Common Stock owned by
     Jane Feinman Kendes, the daughter of J. Martin Feinman. Mr.
     Feinman disclaims beneficial ownership of the shares of Class A
     Common Stock owned by his children.








(8) According to the Schedule 13G, dated February 7, 1989, filed by Mr. Rubin.

(9)  According to Amendment No. 6 to the Schedule 13G, dated
     January 29, 1991, filed by Glickenhaus & Co. with the
     Securities and Exchange Commission. Glickenhaus & Co. has sole power to vote or direct the vote of 130,100 shares and the sole power to dispose or to direct the disposition of 134,100 shares.

(10) According to the Schedule 13D, dated November 3, 1988, filed by American Securities Corp. on behalf of certain reporting persons.

(11) According to the Schedule 13D, dated August 3, 1990, filed by National American Insurance Company of California.

(12) According to the Schedule 13D, dated August 15, 1994, filed by A.F. Hovey & Associates, Inc.

(13) According to the Schedule 13D, Amendment No. 1, dated
     April 4, 1995, filed by Old Lyme Holding Corporation on behalf of itself and certain reporting persons.



ITEM 13. CERTAIN TRANSACTIONS

Bernard Kooper, President of the Company and Chairman of the Boards of Directors of the Company, Arista, and Collection, owns
Bernard Kooper Life Agency, Inc., a general agent of Arista. Mr.
Kooper is also a principal shareholder of Fischman-Kooper, Inc., an insurance broker. During the calendar years 1993, 1994 and 1995, Arista paid approximately $258,000, $244,000 and $224,000, respectively, in gross commissions to Bernard Kooper Life Agency, Inc. Such commissions relate to approximately 6%, 5.5% and 5.0% of gross premiums earned by Arista during the years ended
December 31, 1993, 1994 and 1995, respectively. Of these amounts, Bernard Kooper Life Agency, Inc. paid approximately
$185,000 in 1993, $177,000 in 1994 and $143,000 in 1995 to
brokers, including approximately $21,000 in 1993, $22,000 in 1994 and $23,000 in 1995 to members of the Board of Directors of Arista who are licensed insurance brokers. Furthermore, the commissions paid to director/brokers include payments to Fischman-Kooper, Inc. of approximately $15,000 in 1993, $17,000 in 1994 and $18,000 in 1995, and payments to Louis D. Krasner, Inc. of approximately $5,000 in 1993, $5,000 in 1994 and $4,000 in 1995. Noah Fischman, a Director of the Company, Arista, and
Collection, is also a principal shareholder of Fischman-Kooper, Inc. Michael B. Krasner, a Director of Arista, is the President of Louis D. Krasner, Inc. Bernard Kooper Life Agency, Inc.,
Fischman-Kooper, Inc. and Louis D. Krasner, Inc. are compensated on the same basis as Arista's other general agents and brokers.

In addition, members of the Board of Directors of the Company and Arista received commissions paid by third parties of approximately
$18,000 in 1993, $15,000 in 1994 and $19,000 in 1995, for the
placement of the Company's or Arista's life and health insurance coverage, directors' and officers' liability insurance and fidelity bond and casualty insurance coverage with other insurers. Furthermore, such commissions paid to director/brokers include approximately
$18,000 in 1993, $11,000 in 1994 and $11,000 in 1995 paid to Noah
Fischman for the placement of the Company's or Arista's life, health and long-term disability insurance coverages with other insurers;
approximately $4,000 in 1994 and $6,000 in 1995, paid to Louis D.
Krasner, Inc. for directors' and officers' liability insurance, fidelity bond and casualty insurance coverages and approximately
$1,000 in 1995, paid to Louis H. Saltzman for life insurance coverages.

Effective January 1, 1993, The Saltzman/Kooper Agency, Inc., a life and health insurance agency controlled by Louis H. Saltzman, a Director and the Secretary of the Company and Arista, and a Director of Collection, orally entered into an arrangement with the Company to sublease the space which was previously rented to Bernard Kooper
Associates, Inc. The sublease between the Company and The
Saltzman/Kooper Agency, Inc. was on similar






terms as the Company's lease with its landlord, and The
Saltzman/Kooper Agency, Inc. was responsible for its proportionate share of all rental charges. The arrangement terminated on May 31, 1995.

In May 1993, Arista entered into an agreement with a company owned by Richard Farkas, a Director of Arista and the Company. Under the agreement, consulting services were to be performed for Arista for a fee of $1,000 per month. The agreement was terminated in November, 1993. Arista paid $5,000 to this company under the agreement during 1993. In March 1994, Arista engaged the company again to perform certain consulting services. Such consulting services were performed throughout the two month period ended May 23, 1994. The Company paid
$12,000 to this company for such services.

In July 1993, Arista entered into an agreement with Richard
Greenwald for specified services to be performed for a fee of $500 per week. Mr. Greenwald became a director of Arista in October 1994.
Arista paid $26,000 under this Agreement in 1995.













Signature
- ---------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ARISTA INVESTORS CORP.


                                        By:  /s/ Susan J. Hall
                                            ---------------------------

Dated: April 26, 1996                        Name: Susan J. Hall
                                             Title: Senior Vice President
                                             and Treasurer






