Form 10-Q
ARISTA INVESTORS CORP
filed 1996-05-20
CIK 799902

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


    (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended  March 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________ to __________


                           Commission File No. 2-8381


                             ARISTA INVESTORS CORP.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             13-2957684
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

     116 John Street, New York, N.Y.                                 10038
(Address of principal executive offices)                           (Zip Code)


              Registrant's telephone number, including area code:
                                 (212)964-2150


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements forthe past 90 days.                  Yes  X    No____


The aggregate number of Registrant's outstanding shares on May 15, 1996 was 1,930,600 Class A Common Stock, $0.01 par value (excluding 10,000 shares of treasury stock) and 47,400 Class B Common Stock, $0.01 par value.

                    ARISTA INVESTORS CORP.

                      TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                              Page


Item 1. Financial Statements:


     Consolidated Balance Sheets at March 31,                                3
       1996 (Unaudited) and December 31, 1995

     Consolidated Statements of Operations                                   5
       (Unaudited) for the three months ended March
       31, 1996 and 1995

     Consolidated Statements of Changes in Stock-                            6
       holders' Equity for the three months ended
       March 31, 1996 (Unaudited) and the year
       ended December 31, 1995

     Consolidated Statements of Cash Flows                                   7
       (Unaudited) for the three months ended
       March 31, 1996 and 1995

     Notes to Consolidated Financial Statements                              8
       (Unaudited)


Item 2. MD&A:


     Management's Discussion and Analysis of                               10
       Financial Condition and Results of Opera-tions


PART II. OTHER INFORMATION


    Item 1 through Item 6                                                  12

    Signatures                                                             13

                             ARISTA INVESTORS CORP.

                           CONSOLIDATED BALANCE SHEETS


                                                         March 31,  December 31,
                                                           1996         1995
                                                       -----------   -----------
                                                       (unaudited)
                                         ASSETS
                                         ------
Investments:

  Held-to-maturity securities:
    Bonds and long-term U. S. Treasury
      obligations at amortized cost (market
      value - $2,726,490 at March 31, 1996
      and $2,692,276 at December 31, 1995)             $ 2,705,635   $ 2,654,939

  Available-for-sale securities:
    Redeemable preferred stocks, at market value
      (amortized cost of $84,149 at March 31,
      1996 and $141,344 at December 31, 1995)               81,317       129,502

  Trading security, at market value (cost of $1,279
    at March 31, 1996 and December 31, 1995)                   337           660
                                                       -----------   -----------

               Total investments                         2,787,289     2,785,101

Cash and equivalents                                     7,168,786     6,777,328

Premiums receivable, net                                 2,375,700     2,565,853

Deferred policy acquisition costs, net                     996,279     1,060,381

Furniture and equipment, at cost, net of
  accumulated depreciation of $680,675 at March
  31, 1996 and $661,552 at December 31, 1995               174,426       193,549

Prepaid and refundable income taxes                        825,940       765,877

Other assets                                             1,049,126       926,114
                                                       -----------   -----------

               Total Assets                            $15,377,546   $15,074,203
                                                       ===========   ===========



                                      (Continued)

                             ARISTA INVESTORS CORP.

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                        March 31,     December 31,
                                                          1996            1995
                                                      ------------    ------------
                                                      (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
   Payable to reinsurers                              $    125,227    $    161,476
   Net claims liabilities                                2,203,252       2,263,158
   Net unearned premiums                                   774,610         664,105
   Net commissions payable                               1,633,224       1,303,888
   Accounts payable and accrued expenses                   988,686         772,969
   Deferred income taxes, net                              534,927         622,427
   Surplus note payable, net                             2,853,750       2,850,000
                                                      ------------    ------------

              Total liabilities                          9,113,676       8,638,023
                                                      ------------    ------------
Commitments and contingencies: (Note 2)

Stockholders' equity:
   Class A common stock, $.01 par value;
     9,950,000 shares authorized; 1,940,600
     shares issued                                          19,406          19,406
   Common stock, Class B, $.01 par value; 50,000
     shares authorized, 47,400 shares issued and
     outstanding                                               474             474

   Additional paid-in capital                            4,193,354       4,193,354

   Paid-in capital attributed to detachable warrant        150,000         150,000

   Retained earnings                                     1,930,531       2,111,528

   Net unrealized loss on investment securities             (3,155)        (11,842)
                                                      ------------    ------------
                                                         6,290,610       6,462,920

   Less 10,000 shares Class A common stock in
     treasury, at cost                                     (26,740)        (26,740)
                                                      ------------    ------------

     Total Stockholders' Equity                          6,263,870       6,436,180
                                                      ------------    ------------

          Total Liabilites w/Stockholders' Equity     $ 15,377,546    $ 15,074,203
                                                      ============    ============

The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 1996 and 1995
                                   (Unaudited)

                                              1996                       1995
                                            ---------                 ---------
Revenue:
   Gross premiums earned  (Note 2)         $5,944,020                $6,549,478
   Ceded premiums earned  (Note 2)          2,972,010                 3,274,739
                                            ---------                 ---------
          Net premiums earned               2,972,010                 3,274,739

   Net realized investment losses                (208)                     (137)
   Investment income                           91,784                    56,376
   Other income                                65,508                    44,678
                                            ---------                 ---------
          Total revenue                     3,129,094                 3,375,656

Expenses:
   Underwriting:
    Gross claims incurred (Note 2)          3,964,957                 4,714,346
    Ceded claims incurred (Note 2)          1,982,478                 2,357,173
                                            ---------                 ---------
    Net claims incurred                     1,982,479                 2,357,173
                                            ---------                 ---------

    Gross commissions incurred (Note 2)     1,097,663                 1,106,231
    Ceded commissions incurred (Note 2)       892,941                   852,069
                                            ---------                 ---------
    Net commissions incurred   (Note 2)       204,722                   254,162
                                            ---------                 ---------
    Total underwriting expenses             2,187,201                 2,611,335
    General and administrative expenses     1,173,290                 1,191,570
                                            ---------                 ---------
          Total expenses                    3,360,491                 3,802,905
                                            ---------                 ---------

Loss before income tax benefits              (231,397)                 (427,249)
Provision for income tax benefits             (50,400)                 (127,958)
                                            ---------                 ---------
Net loss                                    ($180,997)                ($299,291)
                                            =========                 =========

Net loss per common share                      ($0.08)                   ($0.13)
                                            =========                 =========
Weighted average number of common
  shares outstanding                        2,211,900                 2,328,951
                                            =========                 =========

 The accompanying notes are an integral part of these financial statements.

                                ARISTA INVESTORS CORP.

              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

    Three months ended March 31, 1996 (unaudited) and year ended December 31,
1995

                                                              Class A                             Class B
                                                             Common Stock                      Common Stock
                                                      ---------------------------       ---------------------------
                                                        Number             Par            Number            Par           Additional
                                                          of              value             of             value           Paid-in
                                                        Shares            $.01            Shares           $.01            capital
                                                      ----------       ----------       ----------       ----------       ----------
Balance - January 1, 1995                              1,940,600       $   19,406           47,400       $      474       $4,193,354
  Net gain                                                  --               --               --               --               --
  Net investment gains                                      --               --               --               --               --
  Issuance of surplus note                                  --               --               --               --               --
                                                      ----------       ----------       ----------       ----------       ----------
Balance - December 31, 1995                            1,940,600           19,406           47,400              474
                                                                                                                           4,193,354
  Net loss (unaudited)                                      --               --               --               --               --
  Net investment gains (unaudited)                          --               --               --               --               --
                                                      ----------       ----------       ----------       ----------       ----------
Balance - March 31, 1996 (unaudited)                   1,940,600       $   19,406           47,400       $      474       $4,193,354
                                                      ==========       ==========       ==========       ==========       ==========
                                                                       Paid-in
                                                                        capital                          Class A
                                                                      attributed         Net             common
                                                                          to          unrealized         stock
                                                       Retained       detachable        loss on         held in
                                                       earnings        warrants       investments       treasury            Total
                                                     -----------      -----------     -----------      -----------      -----------
Balance - January 1, 1995                            $ 1,855,005      $      --       ($   30,278)     ($   26,740)     $ 6,011,221
  Net gain                                               256,523             --              --               --            256,523
  Net investment gains                                      --               --            18,436             --             18,436
  Issuance of surplus note                                  --            150,000            --               --            150,000
                                                     -----------      -----------     -----------      -----------      -----------
Balance - December 31, 1995                            2,111,528          150,000         (11,842)         (26,740)       6,436,180
  Net loss (unaudited)                                  (180,997)            --              --               --           (180,997)
  Net investment gains (unaudited)                          --               --             8,687             --              8,687
                                                     -----------      -----------     -----------      -----------      -----------
Balance - March 31, 1996 (unaudited)                 $ 1,930,531      $   150,000     ($    3,155)     ($   26,740)     $ 6,263,870
                                                     ===========      ===========     ===========      ===========      ===========


The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                             1996           1995
                                                                         -----------    -----------
Cash flows from operating activities:
  Net loss                                                               ($  180,997)   ($  299,291)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
      Depreciation                                                            19,123         11,420
      Amortization of deferred acquisition costs                             119,729         73,302
      Amortization of intangible assets                                         --           31,119
      Deferred income taxes                                                  (87,500)        (9,769)
      (Increase) decrease in operating assets:
        Net premiums receivable                                              190,153        487,650
        Prepaid and refundable income taxes                                  (60,063)      (350,118)
        Other assets                                                        (123,012)      (202,988)
      Increase (decrease) in operating liabilities:
        Payable to reinsurers                                                (36,249)        37,704
        Net claims liabilities                                               (59,906)        93,136
        Net unearned premiums                                                110,505        148,072
        Net commissions payable                                              329,336        672,920
        Accounts payable and accrued expenses                                215,717        (12,592)
                                                                         -----------    -----------
                             Net cash provided by operating activities       436,836        680,565
                                                                         -----------    -----------
Cash flows from investing activities:
  Furniture and equipment acquired                                              --          (15,142)
  Proceeds from sales of investments                                          57,195          2,237
  Purchases of investments                                                   (50,696)      (210,161)
  Payments and costs associated with acquired business                       (55,627)      (435,535)
                                                                         -----------    -----------
                             Net cash used in investing activities           (49,128)      (658,601)
                                                                         -----------    -----------
Cash flows from financing activities:
  Decrease in note discount                                                    3,750           --
                                                                         -----------    -----------
                             Increase in cash and equivalents                391,458         21,964

Cash and equivalents:
  Beginning of year                                                        6,777,328      2,724,864
                                                                         -----------    -----------
  March 31,                                                              $ 7,168,786    $ 2,746,828
                                                                         ===========    ===========
Supplemental cash flow disclosure:
  Cash paid during the period for income taxes                           $    97,161    $   117,480
                                                                         ===========    ===========


The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1996 and 1995
                                   (Unaudited)


Note 1 - Basis of presentation

The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles ("GAAP"). GAAP differs from statutory accounting principles ("SAP") used by insurance companies in reporting to state regulatory agencies. In the opinion of the management of Arista Investors Corp. (the "Company" or the "Registrant"), all adjustments (consisting of normal recurring accruals only) have been reflected for a fair presentation of the unaudited financial position as of March 31, 1996 and results of operations for the three-month periods ended March 31, 1996 and 1995. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.

Note 2 - Reinsurance

From October 1, 1993 to September 30, 1995, Arista had a quota share reinsurance agreement with NRG America Reassurance Corporation (during 1994, its name was subsequently changed to Harbourton Reinsurance, Inc., "Harbourton") whereby Arista ceded, by way of reinsurance, a 50% quota share of Arista's liability with respect to New York Statutory Disability benefits issued to policyholders. For this, Harbourton received a fee based on premiums ceded.

Effective October 1, 1995, Arista entered into an agreement with The Cologne Life Reinsurance Company ("Cologne") whereby Arista cedes by way of reinsurance a 50% quota share participation in Arista's New York State statutory disability benefits insurance, both for business in force as of October 1, 1995 and for new business written or acquired after October 1, 1995. This agreement is subject to cancellation by either party on 90 days' prior written notice.

A contingent liability exists with respect to reinsurance ceded which would become a liability of Arista in the event that the reinsurer is unable to meet the obligations assumed under the reinsurance agreement.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1996 and 1995
                                   (unaudited)


Note 3 - Related parties

Bernard Kooper, President of the Company, Chairman of the Boards of Directors of the Company and Arista and a Director of The Collection Group, Inc., beneficially owns 22.88% and 100% of the outstanding shares of Class A and Class B Common Stock, respectively (including 30,400 shares of Class A Common Stock owned by Arlyne Kooper, wife of Bernard Kooper, and 365,000 shares of Class A Common Stock issuable upon the exercise of the warrant held by Mr. Kooper). Does not include securities and/or options to purchase shares of Class A Common Stock owned by Louis H. Saltzman, son-in-law of Mr. Kooper. Mr. Kooper is also the owner of Bernard Kooper Life Agency, Inc. (the "Agency"), one of the general agents of Arista. The Agency received approximately $53,000 and $58,000 in commissions from Arista during the three months ended March 31, 1996 and 1995, respectively. Of this amount, the Agency paid approximately $37,000 and $40,000 during the three months ended March 31, 1996 and 1995, respectively, to brokers, which included certain members of the Board of Directors of the Company and Arista. The amount paid to members of the Board of Directors of the Company and/or Arista was approximately $6,000 and $7,000 during the three months ended March 31, 1996 and 1995, respectively.

                             ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1996
                                   (Unaudited)


Results of Operations

The Company's net loss for the first quarter of 1996 was approximately $181,000, compared with a net loss of approximately $299,000 for the first quarter of 1995. The loss before tax benefits was approximately $231,000 and $427,000 for the first quarters of 1996 and 1995, respectively.

Arista's gross premiums earned were $5.9 million for the first quarter of 1996 as compared to gross premiums earned of $6.5 million for the first quarter of 1995. This decrease was due to Arista's termination of its assumption reinsurance agreement during the first quarter of 1996 wherein Arista had assumed Hawaii Temporary Disability Insurance business that had been ceded by Allianz Life Insurance Company of North America together with a continuation of the net loss of covered lives as well as policyholders.

Arista's gross claims incurred for the first three months of 1996 were $4.0 million, representing 66.7% of gross premiums earned. For the first three months of 1995, gross claims incurred were $4.7 million, representing 72.0% of the gross premiums earned. The principal reason for this change was a nonrecurring increase of approximately $260,000 or 5% in the claim reserves which was recorded in the first quarter of 1995.

Consolidated investment income for the first three months of 1996 and 1995 was approximately $92,000 and $56,000, respectively. This increase reflects additional income earned on the proceeds received for Arista's surplus note.

Arista's other income was approximately $66,000 and $45,000 for the first quarters of 1996 and 1995, respectively. This increase was attributable to additional business serviced under Arista's third party administrative agreements.

                             ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1996
                                   (Unaudited)



Arista's gross commissions incurred as a percentage of gross premiums earned was 18.5% for the first quarter of 1996, as compare to 16.9% for the comparable 1995 period. The principal reason for this change was an increase in the number of smaller risks in force through recent acquisitions, generating an increase in the level of top-of-scale commissions.

Consolidated general and administrative expenses decreased slightly from approximately $1,192,00 for the first quarter of 1995 to approximately $1,173,000 for the comparable 1996 period.


Liquidity and Capital Resources

Retained earnings decreased from $6,436,180 at December 31, 1995 to $6,263,870 at March 31, 1996 as a result of the Company's net loss.

Management believes that Arista's statutory capital and surplus of approximately $6.0 million at March 31, 1996 is sufficient to support its current annual premium level as well as provide additional annual premiums of aproximately $12.0 million.

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

        a. Exhibits:  None

        b. Reports on Form 8-K:  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          ARISTA  INVESTORS CORP. (Registrant)




                     BY:  /S/ BERNARD KOOPER
                          ---------------------------------------
                            Chairman of the Board (principal
                            executive officer)





                     BY:  /S/ SUSAN J. HALL
                          ---------------------------------------
                          SUSAN  J. HALL, Senior Vice President
                            and Treasurer (principal  financial
                            and accounting officer)





May 17, 1996