Form 10-Q
period 1996-06-30
ARISTA INVESTORS CORP
filed 1996-08-21
CIK 799902

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


    (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1996

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


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                      Yes __X__  No____


The aggregate number of Registrant's outstanding shares on August 13, 1996 was 2,570,100 Class A Common Stock, $0.01 par value (excluding 10,000 shares of treasury stock) and 47,400 Class B Common Stock, $0.01 par value.

                             ARISTA INVESTORS CORP.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                        Page

    Item 1. Financial Statements:

    Consolidated Balance Sheets at June 30, 1996                      3
      (Unaudited) and December 31, 1995

    Consolidated Statements of Operations (Unaudited) for             5
      the three months and six months ended June 30, 1996
      and 1995

    Consolidated Statements of Changes in Stockholders'               6
      Equity, for the six months ended June 30, 1996
      (Unaudited) and the year ended December 31, 1995

    Consolidated Statements of Cash Flows (Unaudited)                 7
      for the six months ended June 30, 1996 and 1995

    Notes to Consolidated Financial Statements                        8
      (Unaudited)

    Item 2. Management's Discussions and Analysis of
            Financial Condition and Results of Operations:

    Management's Discussion and Analysis of                           10
      Financial Condition and Results of Operations


PART II. OTHER INFORMATION

    Item 1 through Item 6                                             13

    Signatures                                                        14

PART I. FINANCIAL INFORMATION

                   ARISTA INVESTORS CORP.

                CONSOLIDATED BALANCE SHEETS


                                                              June 30,                December 31,
                                                                1996                      1995
                                                             -----------               -----------
                                                             (unaudited)
                               ASSETS
                               ------

Investments:

  Held to maturity securities:
    Bonds and long-term U. S. Treasury
      obligations at amortized cost (market
      value - $2,688,657 at June 30, 1996
      and $2,692,276 at December 31, 1995)                   $ 2,702,497               $ 2,654,939

  Available-for-sale securities:
    Redeemable preferred stocks, at market value
      (amortized cost of $84,149 at June 30,
      1996 and $141,344 at December 31, 1995)                     79,776                   129,502

    Trading security, at market value (cost of
      $1,279 at June 30, 1996 and December 31,
      1995)                                                          364                       660
                                                             -----------               -----------

                         Total investments                     2,782,637                 2,785,101

Cash and equivalents                                           7,011,560                 6,777,328

Premiums receivable, net                                       2,248,856                 2,565,853

Deferred policy acquisition costs, net                           957,598                 1,060,381

Furniture and office equipment, at cost, net of
  accumulated depreciation of $696,138 at June
  30, 1996 and $661,552 at December 31, 1995                     165,229                   193,549

Prepaid and refundable income taxes                            1,088,909                   765,877

Notes receivable shareholder, secured                            500,000                        --

Other assets                                                   1,180,143                   926,114
                                                             -----------               -----------

     Total Assets                                            $15,934,932               $15,074,203
                                                             ===========               ===========

                                   (Continued)

                       ARISTA INVESTORS CORP.

                    CONSOLIDATED BALANCE SHEETS


                                                                                    June 30,      December 31,
                                                                                      1996            1995
                                                                                  ------------    ------------
                                                                                  (unaudited)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Payable to reinsurers                                                          $     97,022    $    161,476
   Net claims liabilities                                                            2,200,291       2,263,158
   Net unearned premiums                                                               752,095         664,105
   Net commissions payable                                                           1,500,040       1,303,888
   Accounts payable and accrued expenses                                             1,181,054         772,969
   Deferred income taxes                                                               544,929         622,427
   Surplus note payable, net                                                         2,857,500       2,850,000
                                                                                  ------------    ------------

              Total liabilities                                                      9,132,931       8,638,023
                                                                                  ------------    ------------
Commitments and contingencies: (Note 2)

Stockholders' equity:
   Class A common stock, $.01 par value;
     9,950,000 shares authorized; 2,580,100 shares and outstanding at June 30,
     1996 and 1,940,600 shares issued and outstanding at December 31,
     1995                                                                               25,801          19,406

   Common stock, Class B, $.01 par value; 50,000 shares authorized, 47,400
     shares issued and outstanding                                                         474             474

   Additional paid-in capital                                                        5,082,259       4,193,354

   Paid-in capital attributed to detachable
     warrant                                                                           150,000         150,000

   Retained earnings                                                                 1,574,876       2,111,528

   Net unrealized loss on marketable securities                                         (4,669)        (11,842)
                                                                                  ------------    ------------
                                                                                     6,828,741       6,462,920
   Less 10,000 shares Class A common stock in
     treasury, at cost                                                                 (26,740)        (26,740)
                                                                                  ------------    ------------

              Total Stockholders' Equity                                             6,802,001       6,436,180
                                                                                  ------------    ------------

                            Total Liabilities w/Stockholders' Equity              $ 15,934,932    $ 15,074,203
                                                                                  ============    ============

The accompanying notes are an integral part of these financial statements.

                          ARISTA INVESTORS CORP.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Unaudited)


                                                        Three months ended                     Six months ended
                                                             June 30,                             June 30,
                                                 -------------------------------       -------------------------------
                                                     1996               1995               1996               1995
                                                 ------------       ------------       ------------       ------------
Revenue:
   Gross premiums earned  (Note 2)               $  5,664,980       $  6,521,075       $ 11,609,000       $ 13,070,553
   Ceded premiums earned  (Note 2)                  2,832,490          3,260,537          5,804,500          6,535,276
                                                 ------------       ------------       ------------       ------------
          Net premiums earned                       2,832,490          3,260,538          5,804,500          6,535,277
   Net realized investment losses                           0                  0               (208)              (137)
   Investment income                                   99,539             51,669            191,323            108,045
   Other income                                        60,299             82,884            125,807            127,562
                                                 ------------       ------------       ------------       ------------
          Total revenue                             2,992,328          3,395,091          6,121,422          6,770,747
                                                 ------------       ------------       ------------       ------------
Expenses:
   Underwriting (Note 2):
    Gross claims incurred                           3,936,081          3,770,974          7,901,038          8,485,320
    Ceded claims incurred                           1,968,041          1,885,487          3,950,519          4,242,660
                                                 ------------       ------------       ------------       ------------
          Net claims incurred                       1,968,040          1,885,487          3,950,519          4,242,660
                                                 ------------       ------------       ------------       ------------
    Gross commissions incurred                      1,020,401          1,069,874          2,118,064          2,176,105
    Ceded commissions incurred                        772,394          1,309,841          1,665,335          2,161,910
                                                 ------------       ------------       ------------       ------------
          Net commissions incurred (earned)           248,007           (239,967)           452,729             14,195
                                                 ------------       ------------       ------------       ------------
          Total underwriting expenses               2,216,047          1,645,520          4,403,248          4,256,855
   General and administrative expenses              1,286,536          1,155,835          2,459,826          2,347,405
                                                 ------------       ------------       ------------       ------------
          Total expenses                            3,502,583          2,801,355          6,863,074          6,604,260
                                                 ------------       ------------       ------------       ------------
Income (loss) before income taxes (benefits)         (510,255)           593,736           (741,652)           166,487
Provision for income taxes (benefits)                (154,600)           218,690           (205,000)            90,732
                                                 ------------       ------------       ------------       ------------

Net income (loss)                                    (355,655)           375,046           (536,652)            75,755
                                                 ============       ============       ============       ============

Net income (loss) per common share               ($      0.14)      $       0.16       ($      0.21)      $       0.03
                                                 ============       ============       ============       ============
Weighted average number of common
  shares outstanding                                2,617,500          2,330,977          2,617,500          2,318,404
                                                 ============       ============       ============       ============

   The accompanying notes are an integral part of these financial statements.

                                ARISTA INVESTORS CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

   Six months ended June 30, 1996 (unaudited) and year ended December 31, 1995


                                                                Class A                      Class B
                                                              Common Stock                Common Stock
                                                      -------------------------     ------------------------
                                                        Number           Par          Number          Par        Additional
                                                          of            value           of           value         Paid-in
                                                        Shares          $.01          Shares          $.01         capital
                                                      ----------     ----------     ----------     ----------    ----------
Balance - January 1, 1995                              1,940,600     $   19,406         47,400     $      474    $4,193,354
  Net gain                                                  --             --             --             --            --
  Net investment gains                                      --             --             --             --            --
  Issuance of surplus note                                  --             --             --             --            --
                                                      ----------     ----------     ----------     ----------    ----------
Balance - December 31, 1995                            1,940,600         19,406         47,400            474     4,193,354
  Net loss (unaudited)                                      --             --             --             --            --
  Net investment gains (unaudited)                          --             --             --             --            --
  Proceeds from issuance of shares of Class A
    Common Stock under the Incentive Stock Option
    Plan, from a Warrant and from a Non-qualified
    Stock Option                                         639,500          6,395           --             --         888,905
                                                      ----------     ----------     ----------     ----------    ----------
Balance - June 30, 1996 (unaudited)                    2,580,100     $   25,801         47,400     $      474    $5,082,259
                                                      ==========     ==========     ==========     ==========    ==========


                                                                       Paid-in
                                                                       capital                      Class A
                                                                      attributed        Net          common
                                                                          to        unrealized       stock
                                                       Retained       detachable     loss on        held in
                                                       earnings        warrants     investments     treasury       Total
                                                      ----------     ----------     ----------     ----------    ----------
Balance - January 1, 1995                             $1,855,005     $     --       ($  30,278)    ($  26,740)   $6,011,221
  Net gain                                               256,523           --             --             --         256,523
  Net investment gains                                      --             --           18,436           --          18,436
  Issuance of surplus note                                  --          150,000           --             --         150,000
                                                      ----------     ----------     ----------     ----------    ----------
Balance - December 31, 1995                            2,111,528        150,000        (11,842)       (26,740)    6,436,180
  Net loss (unaudited)                                  (536,652)          --             --             --        (536,652)
  Net investment gains (unaudited)                          --             --            7,173           --           7,173
  Proceeds from issuance of shares of Class A
    Common Stock under the Incentive Stock Option
    Plan, from a Warrant and from a Non-qualified
    Stock Option                                            --             --             --             --         895,300
                                                      ----------     ----------     ----------     ----------    ----------
Balance - June 30, 1996 (unaudited)                   $1,574,876     $  150,000     ($   4,669)    ($  26,740)   $6,802,001
                                                      ==========     ==========     ==========     ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                                        1996           1995
                                                                                    -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                                                 $  (536,652)   $    75,755
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation                                                                       34,586         23,896
      Discount on surplus note                                                            7,500             --
      Amortization of deferred acquisition costs                                        212,085        154,614
      Amortization of intangible assets                                                    --           62,241
      Deferred income taxes/(benefit)                                                   (77,498)        (9,769)
      (Increase) decrease in operating assets:
        Premiums receivable                                                             316,997        572,250
        Prepaid and refundable income taxes                                            (323,032)        10,372
        Notes receivable shareholder, secured                                          (500,000)            --
        Other assets                                                                   (254,029)      (211,546)
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                                           408,085       (179,682)
        Payable to reinsurer                                                            (64,454)        37,343
        Net claims liabilities                                                          (62,867)      (104,019)
        Net unearned premiums                                                            87,990        143,393
        Commissions payable                                                             196,152        358,055
                                                                                    -----------    -----------

                          Net cash provided by (used in) operating activities          (562,637)       932,903
                                                                                    -----------    -----------
Cash flows from investing activities:
  Capital expenditures                                                                   (6,266)       (43,729)
  Proceeds from sale of investments                                                      57,195          2,237
  Purchases of investments                                                              (47,558)      (207,082)
  Payments to acquire new insurance business                                           (109,302)      (514,259)
                                                                                    -----------    -----------
                          Net cash used in investing activities                        (105,931)      (762,833)
                                                                                    -----------    -----------
Cash flows from financing activities:
  Issuance of Class A common stock                                                      895,300           --
                                                                                    -----------    -----------
                          Net cash provided by financing activities                     895,300           --
                                                                                    -----------    -----------
                                     Increase in cash and equivalents                   234,232        170,070
Cash and equivalents:
  Beginning of year                                                                   6,777,328      2,724,864
                                                                                    -----------    -----------
  June 30,                                                                          $ 7,011,560    $ 2,894,934
                                                                                    ===========    ===========
Supplemental cash flow disclosure:
  Cash paid during the period for income taxes                                      $   196,407    $   221,797
                                                                                    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1996 and 1995
                                   (Unaudited)


Note 1 - Basis of presentation

The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles ("GAAP"). GAAP differs from statutory accounting principles ("SAP") used by insurance companies in reporting to state regulatory agencies. In the opinion of the management of Arista Investors Corp. (the "Company" or the "Registrant"), all adjustments (consisting of normal recurring accruals only) have been reflected for a fair presentation of the unaudited financial position as of June 30, 1996 and results of operations for the six-month and three-month periods ended June 30, 1996 and 1995. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.

Note 2 - Reinsurance

From October 1, 1993 to September 30, 1995, Arista had a quota share reinsurance agreement with NRG America Reassurance Corporation (during 1995, its name was subsequently changed to Harbourton Reinsurance, Inc., "Harbourton") whereby Arista ceded, by way of reinsurance, a 50% quota share of Arista's liability with respect to New York Statutory Disability benefits issued to policyholders. For this, Harbourton will receive a fee based on premiums ceded.

Effective October 1, 1995, Arista entered into an agreement with The Cologne Life Reinsurance Company ("Cologne") whereby Arista cedes, by way of reinsurance, a 50% quota share participation in Arista's statutory disability benefits insurance, both for business in force as of October 1, 1995 and for new business written or acquired after October 1, 1995. This agreement is subject to cancellation by either party on 90 days' prior written notice.

A contingent liability exists with respect to reinsurance ceded which would become a liability of Arista in the event that the reinsurer is unable to meet its proportionate share of the obligations assumed under the Agreement.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1996 and 1995
                                   (unaudited)


Note 3 - Related parties

Bernard Kooper, President of the Company, Chairman of the Boards of Directors of the Company and Arista and a Director of The Collection Group, Inc. and beneficially owns 20.43% and 100% of the outstanding shares of Class A and Class B Common Stock, respectively (including 30,400 shares of Class A Common Stock owned by Arlyne Kooper, wife of Bernard Kooper), which includes 365,000 shares of the Company's Class A Common Stock issued upon the exercise of a warrant in June 1996. This does not include shares of Class A Common Stock by Louis H. Saltzman, son-in-law of Mr. Kooper. Mr. Kooper is also the owner of Bernard Kooper Life Agency, Inc. (the "Agency"), one of the general agents of Arista. The Agency received approximately $110,000 and $111,000 in commissions from Arista during the six months ended June 30, 1996 and 1995, respectively. Of this amount, the Agency paid approximately $78,000 and $80,000 during the six months ended June 30, 1996 and 1995, respectively, to brokers, which included certain members of the Board of Directors of the Company and Arista. The amount paid to members of the Board of Directors of the Company and\or Arista by the Agency was approximately $13,000 and $11,000 during the six months ended June 30, 1996 and 1995, respectively.

Note 4 - Policy acquisitions

Arista has incurred costs under various agreements it has entered into while acquiring the right to offer New York State statutory disability benefits coverage to former policyholders of other disability carriers. The costs include professional fees and finder's fees as well as fees paid directly to these disability carriers for such right. For financial statement purposes, such costs are deferred and are being amortized to income over five years. These costs, for all acquisitions, amounted to $2,331,761 and $2,194,159 at June 30, 1996 and 1995, respectively. Accumulated amortization was $1,374,163 and $1,039,526 at June 30, 1996 and 1995, respectively.

Amortization of deferred acquisition costs charged to operations aggregated $166,050 and $154,614 for the six months ended June 30, 1996 and 1995, respectively.

                             ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  June 30, 1996
                                   (Unaudited)


Results of Operations

The Company's after tax loss for the first six months of 1996 was approximately $590,000; the Company's after tax loss for the second quarter ended June 30, 1996 was approximately $409,000. For the first six months of 1995, the Company's net income after taxes was approximately $76,000; for the second quarter ended June 30, 1995, the Company had net income of approximately $375,000. The principal reasons for the decrease in income from operations in 1996 were an increase in the incurred loss ratio and a decrease in gross premiums earned as well as additional expenses incurred as a result of the issuance of Arista's surplus note.

Arista's gross premiums earned were approximately $11.6 million and $13.1 million for the first six months of 1996 and 1995, respectively. Gross premiums earned for the second quarters of 1996 and 1995 were approximately $5.7 million and $6.5 million, repectively. This decrease was due to Arista's termination of its assumption reinsurance agreement during the first quarter of 1996 wherein Arista had assumed Hawaii Temporary Disability Insurance Business that had been ceded by Allianz Life Insurance Company of North America together with a continuation of the net loss of covered lives as well as policyholders.

Arista's gross claims incurred for the first six months of 1996 were approximately $7.9 million, representing 68.1% of the gross premiums earned. For the first six months of 1995, gross claims incurred were approximately $ 8.5 million, representing 64.9% of gross premiums earned. For the second quarters of 1996 and 1995, the ratios were 69.5% and 57.8%, respectively. It is not possible for management to predict whether or not such short-range quarterly changes in the gross claims incurred are indicative of any trend.

                             ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  June 30, 1996
                                   (Unaudited)



Consolidated investment income for the first six months of 1996 and 1995 were approximately $191,000 and $108,000, respectively. For the second quarters of 1996 and 1995, consolidated investment income was approximately $100,000 and $52,000 respectively. This increase reflects income earned on the proceeds received by Arista upon the issuance of a surplus note.

Other income for the first six months of 1996 and 1995 was approximately $125,000 and $127,000, respectively. Other income includes third-party administration fees of approximately $120,000 and $94,000 earned by Arista during the first six months of 1996 and 1995, respectively. This increase was attributable to additional business serviced under Arista's third-party administration agreements. For the second quarter of 1996 and 1995, other income was approximately $60,000 and $83,000, respectively. This quarterly change was mainly attributable to interest earned on a federal income tax refund received in 1995.

Arista's gross commissions incurred as a percentage of gross premiums earned were 18.2% and 16.7% for the first six months of 1996 and 1995, respectively. In addition, the ratios of gross commissions incurred to gross premiums earned during the second quarters of 1996 and 1995 were 18.0% and 16.4%, respectively. The principal reason for these changes were an increase in the number of smaller risks in force through recent acquisitions, generating an increase in the level of top-of-scale commissions.

The consolidated general and administrative expenses for the first six months of 1996 and 1995 were approximately $2.5 million and $2.3 million, respectively. This increase was due principally to interest expense incurred during the first six months of 1996 of approximately $165,000 on the surplus note issued by Arista. For the second quarters of 1996 and 1995, the consolidated general and administrative expenses were approximately $1,287,000 and $1,156,000 respectively.

                             ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                  June 30, 1996
                                   (Unaudited)


Liquidity and Capital Resources

Retained earnings increased from $6,436,180 at December 31, 1995 to $6,802,001 at June 30, 1996 as a result of the Company's issuance of 639,500 shares of Class A Common Stock upon the exercise of warrants, non-qualified stock options and incentive stock options. This increase was offset by a net loss of approximately $537,000 for the first six months of 1996.

Management believes that Arista's statutory capital and surplus of approximately $5.7 million at June 30, 1996 is sufficient to support its current annual premium level as well as provide additional annual premiums of approximately $12.0 million.

                             ARISTA INVESTORS CORP.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     Nothing to report.

Item 2. Changes in Securities

     Nothing to report.

Item 3. Defaults Upon Senior Securities

     Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders

     Nothing to report.

Item 5. Other Information

     On June 14, 1996, Arista Investors Corp. (the "Company") announced that the Company obtained an option to acquire all of the issued and outstanding shares of Class B Common Stock held by Mr. Kooper, its Chairman of the Board and President.

     In addition, the Company reported that Mr. Kooper, the holder of a warrant to acquire 365,000 shares of the Company's Class A Common Stock, due to expire on June 15, 1996, exercised the warrant by delivering $11,000 in cash and a five-year Secured Promissory Note in the amount of $500,000 to the Company. The note is payable in a lump sum in five years and is secured by the 365,000 shares of Class A Common Stock issued upon the exercise. Interest on the note is payable quarterly.

     The Company's five-year option to acquire the 47,400 shares of Class B Common Stock is exercisable by a vote of the majority of the Class A directors by delivering either cash or an equal number of shares of Class A Common Stock, plus canceling the Secured Promissory Note. The option terminates upon Mr. Kooper's death.

     The Company also announced that several other officers and employees exercised options and paid in full the exercise price of $384,300, which options were due to expire on June 15, 1996. The Company issued in the aggregate 274,500 shares of Class A Common Stock.

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits

         Exhibit Number 10.37 -- Secured Promissory Note, dated June 14, 1996, issued by Bernard Kooper to Arista Investors
                                 Corp. in the aggregate principal amount of $500,000.

         Exhibit Number 10.38 -- Pledge and Escrow Agreement, dated June 14,
                                 1996, Investors Corp., as pledgee and
                                 Morrison Cohen Singer & Weinstein, LLP, as escrow agent.

         Exhibit Number 10.39 -- Letter Agreement, dated June 14, 1996, between
                                 Bernard Kooper and Arista Investors Corp., granting Arista Investors Corp. an option to acquire 47,400 shares of its Class B common stock, par value $.01 per share.

         Exhibit Number 27    -- Financial Data Schedule

     b. Reports on Form 8-K: None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ARISTA  INVESTORS CORP. (Registrant):



                              BY:  /S/ BERNARD KOOPER
                                   ----------------------------------------
                                   BERNARD KOOPER,  President  and
                                     Chairman of the Board (principal
                                     executive officer)





                              BY:  /S/ SUSAN J. HALL
                                   ----------------------------------------
                                   SUSAN  J. HALL, Senior Vice President
                                     and Treasurer (principal  financial
                                     and accounting officer)


August 13, 1996