Form 10-Q
period 1996-09-30
ARISTA INVESTORS CORP
filed 1996-11-14
CIK 799902

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


    (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________


                          Commission File No. 2-8381-NY


                             ARISTA INVESTORS CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              13-2957684
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)
 ------------------------------                             -------------------

   16 John Street, New York, N.Y.                                   10038
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (212)964-2150


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No____


The aggregate number of Registrant's outstanding shares on November 13, 1996 was 2,570,100 Class A Common Stock, $0.01 par value (excluding 10,000 shares of treasury stock) and 47,400

Class B Common Stock, $0.01 par value.

                             ARISTA INVESTORS CORP.


                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION                                               Page

    Item 1. Financial Statements:

    Consolidated Balance Sheets at September 30, 1996                         3
      (Unaudited) and December 31, 1995

    Consolidated Statements of Operations (Unaudited) for                     5
      the three months and nine months ended September 30, 1996 and 1995

    Consolidated Statements of Changes in Stockholders'                       6
      Equity, for the nine months ended September 30, 1996
      (Unaudited) and the year ended December 31, 1995

    Consolidated Statements of Cash Flows (Unaudited)                         7
      for the nine months ended September 30, 1996 and 1995

    Notes to Consolidated Financial Statements                                8
      (Unaudited)

    Item 2. Management's Discussions and Analysis of
            Financial Condition and Results of Operations:

    Management's Discussion and Analysis of                                  12
      Financial Condition and Results of Operations


PART II. OTHER INFORMATION

    Item 1 through Item 6                                                    15

    Signatures                                                               16

PART I. FINANCIAL INFORMATION

                             ARISTA INVESTORS CORP.

                           CONSOLIDATED BALANCE SHEETS


                                                      September 30, December 31,
                                                          1996          1995
                                                       -----------   -----------
                                                              (unaudited)
                                     ASSETS

Investments:

  Held to maturity securities:
    Bonds and long-term U. S. Treasury
      obligations at amortized cost (market
      value - $2,696,055 at September 30, 1996
      and $2,692,276 at December 31, 1995)             $ 2,699,359   $ 2,654,939

  Available-for-sale securities:
    Redeemable preferred stocks, at market value
      (amortized cost of $84,149 at September 30,
      1996 and $141,344 at December 31, 1995)               67,668       129,502

  Trading security, at market value (cost of
      $1,279 at September 30, 1996 and December
      31, 1995)                                                339           660
                                                       -----------   -----------

                         Total investments               2,767,366     2,785,101

Cash and equivalents                                     6,803,122     6,777,328

Premiums receivable, net                                 2,322,750     2,565,853

Deferred policy acquisition costs, net                     852,023     1,060,381

Furniture and office equipment, at cost, net of
  accumulated depreciation of $711,012 at September
  30, 1996 and $661,552 at December 31, 1995               151,016       193,549

Prepaid and refundable income taxes                        736,065       765,877

Notes receivable shareholder, secured (Note 5)             500,000          --

Other assets                                             1,237,626       926,114
                                                       -----------   -----------

     Total Assets                                      $15,369,968   $15,074,203
                                                       ===========   ===========

                                   (Continued)

                       ARISTA INVESTORS CORP.

                    CONSOLIDATED BALANCE SHEETS


                                                   September 30,   December 31,
                                                       1996            1995
                                                   ------------    ------------
                                                            (unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Payable to reinsurers                           $    104,308    $    161,476
   Net claims liabilities                             2,158,660       2,263,158
   Net unearned premiums                                718,180         664,105
   Net commissions payable                            1,281,532       1,303,888
   Accounts payable and accrued expenses                855,358         772,969
   Deferred income taxes                                491,429         622,427
   Surplus note payable, net                          2,861,250       2,850,000
                                                   ------------    ------------

               Total Liabilities                      8,470,717       8,638,023
                                                   ------------    ------------
Commitments and contingencies: (Note 2)

Stockholders' equity:
   Class A common stock, $.01 par value;
     9,950,000 shares authorized; 2,580,100
     shares and outstanding at September 30,
     1996 and 1,940,600 shares issued and
     outstanding at December 31, 1995                    25,801          19,406

   Common stock, Class B, $.01 par value; 50,000
     shares authorized, 47,400 shares issued and
     outstanding                                            474             474

   Additional paid-in capital                         5,082,259       4,193,354

   Paid-in capital attributed to detachable
     warrant                                            150,000         150,000

   Retained earnings                                  1,683,938       2,111,528

   Net unrealized loss on marketable securities         (16,481)        (11,842)
                                                   ------------    ------------
                                                      6,925,991       6,462,920
   Less 10,000 shares Class A common stock in
     treasury, at cost                                  (26,740)        (26,740)
                                                   ------------    ------------

               Total Stockholders' Equity             6,899,251       6,436,180
                                                   ------------    ------------

   Total Liabilities & Stockholders' Equity        $ 15,369,968    $ 15,074,203
                                                   ============    ============


   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                   Three months ended               Nine months ended
                                                      September 30,                   September 30,
                                              ----------------------------    ----------------------------
                                                  1996            1995            1996            1995
                                              ------------    ------------    ------------    ------------
Revenue:
   Gross premiums earned  (Note 2)            $  6,119,849    $  6,274,927    $ 17,728,849    $ 19,345,480
   Ceded premiums earned  (Note 2)               3,059,925       3,137,464       8,864,425       9,672,740
                                              ------------    ------------    ------------    ------------
          Net premiums earned                    3,059,924       3,137,463       8,864,424       9,672,740
   Net realized investment losses                     (321)           --              (529)           (137)
   Investment income                               102,723          79,507         294,046         187,552
   Other income                                     79,754          52,279         205,561         179,841
                                              ------------    ------------    ------------    ------------
          Total revenue                          3,242,080       3,269,249       9,363,502      10,039,996
                                              ------------    ------------    ------------    ------------
Expenses:
   Underwriting (Note 2):
    Gross claims incurred                        3,814,810       4,135,514      11,715,848      12,620,834
    Ceded claims incurred                        1,907,405       2,067,757       5,857,924       6,310,417
                                              ------------    ------------    ------------    ------------
          Net claims incurred                    1,907,405       2,067,757       5,857,924       6,310,417
                                              ------------    ------------    ------------    ------------
    Gross commissions incurred                   1,056,146       1,156,028       3,174,210       3,332,133
    Ceded commissions incurred                   1,053,071       1,006,957       2,718,406       3,168,867
                                              ------------    ------------    ------------    ------------
          Net commissions incurred                   3,075         149,071         455,804         163,266
                                              ------------    ------------    ------------    ------------
          Total underwriting expenses            1,910,480       2,216,828       6,313,728       6,473,683
   General and administrative expenses           1,159,838       1,148,691       3,619,664       3,496,096
                                              ------------    ------------    ------------    ------------
          Total expenses                         3,070,318       3,365,519       9,933,392       9,969,779
                                              ------------    ------------    ------------    ------------
Income (loss) before income taxes (benefit)        171,762         (96,270)       (569,890)         70,217
Provision for income taxes (benefit)                62,700         (48,362)       (142,300)         42,370
                                              ------------    ------------    ------------    ------------

          Net income (losses)                      109,062         (47,908)       (427,590)         27,847
                                              ============    ============    ============    ============

Net income (loss) per common share            $       0.04    ($      0.02)   ($      0.16)   $       0.01
                                              ============    ============    ============    ============
Weighted average number of common
  shares outstanding                             2,617,500       2,265,923       2,617,500       2,302,459
                                              ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

           Nine months ended September 30, 1996 (unaudited) and year
                            ended December 31, 1995


                                                             Class A                       Class B
                                                           Common Stock                  Common Stock
                                                    ---------------------------   ---------------------------
                                                       Number           Par          Number           Par        Additional
                                                         of            value           of            value         Paid-in
                                                       Shares          $.01          Shares          $.01          capital
                                                    ------------   ------------   ------------   ------------   ------------
Balance - January 1, 1995                              1,940,600   $     19,406         47,400   $        474   $  4,193,354
  Net gain                                                  --             --             --             --             --
  Net investment gains                                      --             --             --             --             --
  Issuance of surplus note                                  --             --             --             --             --
                                                    ------------   ------------   ------------   ------------   ------------
Balance - December 31, 1995                            1,940,600         19,406         47,400            474      4,193,354
  Net loss (unaudited)                                      --             --             --             --             --
  Net investment gains (unaudited)                          --             --             --             --             --
  Proceeds from issuance of shares of Class A
    Common Stock under the Incentive Stock Option
    Plan, from a Warrant and from a Non-qualified
    Stock Option                                         639,500          6,395           --             --          888,905
                                                    ------------   ------------   ------------   ------------   ------------
Balance - September 30, 1996 (unaudited)               2,580,100   $     25,801         47,400   $        474   $  5,082,259
                                                    ============   ============   ============   ============   ============


                                                                      Paid-in
                                                                      capital                     Class A
                                                                    attributed      Net           common
                                                                        to       unrealized        stock
                                                      Retained      detachable     loss on        held in
                                                      earnings       warrants    investments      treasury        Total
                                                    ------------   ------------  ------------   ------------   ------------
Balance - January 1, 1995                           $  1,855,005   $       --    ($    30,278)  ($    26,740)  $  6,011,221
  Net gain                                               256,523           --            --             --          256,523
  Net investment gains                                      --             --          18,436           --           18,436
  Issuance of surplus note                                  --          150,000          --             --          150,000
                                                    ------------   ------------  ------------   ------------   ------------
Balance - December 31, 1995                            2,111,528        150,000       (11,842)       (26,740)     6,436,180
  Net loss (unaudited)                                  (427,590)          --            --             --         (427,590)
  Net investment gains (unaudited)                          --             --          (4,639)          --           (4,639)
  Proceeds from issuance of shares of Class A
    Common Stock under the Incentive Stock Option
    Plan, from a Warrant and from a Non-qualified
    Stock Option                                            --             --            --             --          895,300
                                                    ------------   ------------  ------------   ------------   ------------
Balance - September 30, 1996 (unaudited)            $  1,683,938   $    150,000  ($    16,481)  ($    26,740)  $  6,899,251
                                                    ============   ============  ============   ============   ============


   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                        1996           1995
                                                                     -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                                  $  (427,590)   $    27,847
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation                                                        49,460         39,834
      Discount on surplus note                                            11,250           --
      Amortization of intangible assets                                     --           93,360
      Amortization of deferred acquisition costs                         245,984       (473,304)
      Deferred income taxes/(benefit)                                   (130,998)        (9,769)
      (Increase) decrease in operating assets:
        Premiums receivable                                              243,103        684,750
        Deferred policy acquisition costs                                147,203        225,779
        Prepaid and refundable income taxes                               29,812       (108,559)
        Notes receivable shareholder, secured                           (500,000)          --
        Other assets                                                    (311,512)       (38,739)
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                             82,389       (197,944)
        Payable to reinsurer                                             (57,168)        39,719
        Net claims liabilities                                          (104,498)      (184,220)
        Net unearned premiums                                             54,075         67,557
        Commissions payable                                              (22,356)        73,457
                                                                     -----------    -----------

               Net cash provided by (used in) operating activities      (690,846)       239,768
                                                                     -----------    -----------
Cash flows from investing activities:
  Capital expenditures                                                    (6,927)      (112,732)
  Proceeds from sale of investments                                       57,195        219,297
  Purchases of investments                                               (44,099)      (336,983)
  Payments to acquire new insurance business                            (184,829)          --
                                                                     -----------    -----------
               Net cash used in investing activities                    (178,660)      (230,418)
                                                                     -----------    -----------
Cash flows from financing activities:
  Issuance of Class A common stock                                       895,300           --
                                                                     -----------    -----------
               Net cash provided by financing activities                 895,300           --
                                                                     -----------    -----------
                    Increase in cash and equivalents                      25,794          9,350
Cash and equivalents:
  Beginning of year                                                    6,777,328      2,724,864
                                                                     -----------    -----------
  September 30,                                                      $ 6,803,122    $ 2,734,214
                                                                     ===========    ===========
Supplemental cash flow disclosure:
  Cash paid during the period for income taxes                       $   293,401    $   394,256
                                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1996 and 1995
                                   (Unaudited)


Note 1 - Nature of Operations

Arista Investors Corp. through its wholly-owned subsidiary, Arista Insurance Company ("Arista"), (together, the "Company" or the "Registrant") is engaged principally in the sale and underwriting of statutory disability benefits insurance in the State of New York. Arista is regulated by the New York State Insurance Department. Statutory disability benefits insurance presently provides for a payment to totally disabled employees in the amount of 50% of weekly salary to a maximum payment of $170 per week, for a maximum of 26 weeks beginning with the eighth day of disability due to off-the-job accident or sickness. On-the-job accident or sickness is covered by worker's compensation insurance, not statutory disability insurance.

Arista currently has agreements with over 390 general insurance agents. These agents place statutory disability benefits insurance with other insurance companies in addition to Arista. These general agents submit to Arista insurance written through more than 6,900 insurance brokers and soliciting agents. Arista pays commissions to each general agent, who, in turn, is responsible for the payment of any commissions due to brokers or soliciting agents engaged by the general agent.

Arista also acts as a third party administrator for the statutory disability benefits books of business of other insurance companies for which it receives a fee based upon earned premiums. Fees for these services have not and do not exceed 2% of Arista's total revenues earned.


Note 2 - Basis of presentation

The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles ("GAAP"). GAAP differs from statutory accounting principles ("SAP") used by insurance companies in reporting to state regulatory agencies. In the opinion of the management of Arista Investors Corp., all adjustments (consisting of normal recurring accruals only) have been reflected for a fair

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1996 and 1995
                                   (Unaudited)


presentation of the unaudited financial position as of September 30, 1996 and the results of operations for the nine-month and three-month periods ended September 30, 1996 and 1995. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.


Note 3 - Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 4 - Reinsurance

From October 1, 1993 to September 30, 1995, Arista had a quota share reinsurance agreement with NRG America Reassurance Corporation (during 1995, its name was subsequently changed to Harbourton Reinsurance, Inc., "Harbourton") whereby Arista ceded, by way of reinsurance, a 50% quota share of Arista's liability with respect to disability benefits issued to policy- holders. For this, Harbourton received a fee based on premiums ceded.

Effective October 1, 1995, Arista entered into an agreement with The Cologne Life Reinsurance Company ("Cologne") whereby Arista cedes, by way of reinsurance, a 50% quota share participation in Arista's disability benefits insurance, both for business in force as of October 1, 1995 and for new business written or acquired after October 1, 1995. This agreement is subject to cancellation by either party on 90 days' prior written notice.

A contingent liability exists with respect to reinsurance ceded which would become a liability of Arista in the event that the reinsurer is unable to meet its proportionate share of the obligations assumed under the Agreement.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1996 and 1995
                                   (unaudited)


Note 5 - Related parties

Bernard Kooper, President of the Company, Chairman of the Boards of Directors of the Company and Arista and a Director of The Collection Group, Inc., beneficially owns 20.52% and 100% of the outstanding shares of Class A and Class B Common Stock, respectively (including 30,400 shares of Class A Common Stock owned by Arlyne Kooper, wife of Bernard Kooper), which includes 365,000 shares of the Company's Class A Common Stock issued upon the exercise of a warrant in June 1996. Mr. Kooper exercised this warrant by delivering $11,000 in cash and a five-year Secured Promissory Note in the amount of $500,000 to Arista Investors Corp. The note is payable in a lump sum in five years and is secured by the 365,000 shares of Class A Common Stock issued upon the exercise. Interest on the note is payable quarterly. This does not include shares of Class A Common Stock owned by Louis H. Saltzman, son-in-law of Mr.
Kooper.

Mr. Kooper is also the owner of Bernard Kooper Life Agency, Inc. (the "Agency"), one of the general agents of Arista. The Agency received approximately $165,000 and $169,000 in commissions from Arista during the nine months ended September 30, 1996 and 1995, respectively. Of this amount, the Agency paid approximately $116,000 and $121,000 during the nine months ended September 30, 1996 and 1995, respectively, to brokers, which included certain members of the Board of Directors of the Company and Arista. The amount paid to members of the Board of Directors of the Company and/or Arista by the Agency was approximately $20,000 and $17,000 during the nine months ended September 30, 1996 and 1995, respectively. Commissions payable to the Agency at September 30, 1996 and 1995 were $11,622 and $9,567, respectively.


Note 6 - Policy acquisitions

Arista has incurred costs under various agreements it has entered into while acquiring the right to offer New York State statutory disability benefits coverage to former policyholders of other disability carriers. The costs include professional fees and finder's fees as well as fees paid directly to these disability carriers for such right. For financial statement

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1996 and 1995
                                   (unaudited)


purposes, such costs are deferred and are being amortized to income over five years. The costs for all acquisitions amounted to $2,306,121 and $2,153,202 at September 30, 1996 and 1995, respectively. Accumulated amortization was $1,454,098 and $1,110,690 at September 30, 1996 and 1995, respectively.

Amortization of deferred acquisition costs charged to operations aggregated $245,984 and $225,778 for the nine months ended September 30, 1996 and 1995, respectively.

                             ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1996
                                   (Unaudited)


Results of Operations

The Company's net loss for the first nine months of 1996 was approximately $428,000; the Company's net income for the third quarter ended September 30, 1996 was approximately $109,000. For the first nine months of 1995, the Company's net income was approximately $28,000; for the third quarter ended September 30, 1995, the Company had a net loss of approximately $48,000.

Arista's gross premiums earned were approximately $17.7 million and $19.3 million for the first nine months of 1996 and 1995, respectively. Gross premiums earned for the third quarters of 1996 and 1995 were approximately $6.1 million and $6.3 million, repectively. The reduction in gross premiums earned was the result of Arista's termination of its assumption reinsurance agreement during the first quarter of 1996 wherein Arista had assumed Hawaii Temporary Disability Insurance Business that had been ceded by Allianz Life Insurance Company of North America together with a continuation of the net loss of covered lives and of policyholders.

Arista's gross claims incurred for the first nine months of 1996 were approximately $11.7 million, representing 66.1% of gross premiums earned. For the first nine months of 1995, gross claims incurred were approximately $ 12.6 million, representing 65.2% of gross premiums earned. For the third quarters of 1996 and 1995, the gross claims incurred ratios were 62.3% and 65.9%, respectively. As reported at June 30, 1996, these ratios were 69.5% and 57.8% for the second quarters of 1996 and 1995, respectively. It is not possible for management to predict whether or not such short-range quarterly changes in the gross claims incurred are indicative of future trends.

                             ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1996
                                   (Unaudited)



Consolidated investment income for the first nine months of 1996 and 1995 were approximately $294,000 and $188,000, respectively. For the third quarters of 1996 and 1995, consolidated investment income was approximately $103,000 and $80,000, respectively. This increase reflects income earned on the proceeds received by Arista upon the issuance of a surplus note.

Other income for the first nine months of 1996 and 1995 was approximately $206,000 and $180,000, respectively. Other income includes third-party administration fees of approximately $187,000 and $150,000 earned by Arista during the first nine months of 1996 and 1995, respectively. This increase was attributable to additional business serviced under Arista's third-party administration agreements. For the third quarter of 1996 and 1995, other income was approximately $80,000 and $52,000, respectively.

Arista's gross commissions incurred as a percentage of gross premiums earned were 17.9% and 17.2% for the first nine months of 1996 and 1995, respectively. In addition, the ratios of gross commissions incurred to gross premiums earned during the third quarters of 1996 and 1995 were 17.3% and 18.4%, respectively.

The consolidated general and administrative expenses for the first nine months of 1996 and 1995 were approximately $3.6 million and $3.5 million, respectively. This increase was due principally to interest expense incurred during the first nine months of 1996 of approximately $248,000 on the surplus note issued by Arista. For the third quarters of 1996 and 1995, the consolidated general and administrative expenses were approximately $1.2 and $1.1, respectively.

                             ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1996
                                   (Unaudited)


Liquidity and Capital Resources

Retained earnings increased from $6,436,180 at December 31, 1995 to $6,899,251 at September 30, 1996 as a result of the Company's issuance of 639,500 shares of Class A Common Stock upon the exercise of warrants, non-qualified stock options and incentive stock options. This increase was offset by a net loss of approximately $427,000 for the first nine months of 1996.

Management believes that Arista's statutory capital and surplus of approximately $5.9 million at September 30, 1996 is sufficient to support its current annual premium level.

                             ARISTA INVESTORS CORP.


                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

          Nothing to report.

Item 2.   Changes in Securities

          Nothing to report

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





November 14, 1996