Form 10-K
period 1996-12-31
ARISTA INVESTORS CORP
filed 1997-04-15
CIK 799902

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                 For the fiscal year ended December 31, 1996 OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
      [FEE REQUIRED]

For the transition period from ______________________ to _____________________ .

Commission File Number _________________________0-16520_________________________

                             ARISTA INVESTORS CORP.
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                                 13-2957684
    (State or other jurisdiction of incorporation or                (I.R.S. Employer Identification No.)
                     organization)

          116 JOHN STREET, NEW YORK, NEW YORK                                      10038
        (Address of principal executive offices)                                 (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: _______(212) 964-2150_______

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

    The aggregate market value of the voting stock (Class A Common Stock, par value $.01 per share) held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price, as of April 8, 1997 was $4,767,340.62.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate number of registrant's outstanding shares on April 8, 1997, was 2,570,100 shares of Class A Common Stock, $0.01 par value (excluding 10,000 shares of treasury stock), and 47,400 shares of Class B Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

    Information required to be included in Part III will be filed by amendment to this Annual Report on Form 10-K within 120 days of the end of Registrant's year ended December 31, 1996.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Arista Investors Corp. (the "Registrant") through its wholly-owned subsidiary, Arista Insurance Company ("Arista"), a New York corporation (Registrant and Arista are sometimes hereinafter individually or collectively referred to as the "Company"), has been engaged in the sale and underwriting of statutory, super statutory and voluntary disability benefits insurance (collectively, the "Insurance") in the State of New York since 1979. The Company's principal executive offices are located at 116 John Street, New York, New York 10038. Its telephone number is (212) 964-2150.

    Arista was licensed to write accident and health insurance by the New York State Insurance Department in October 1979, and sells and underwrites the Insurance. During the year ended December 31, 1993, Arista amended its charter and became licensed to write a line of property and casualty insurance in New York as well. To date, Arista has not written any property and casualty insurance business.

    The following table sets forth the gross, ceded and net premiums earned by Arista, together with the Company's investment income and realized investment gains (losses) for each of the three years of the period ended December 31, 1996.

                                                                          1994           1995           1996
                                                                      -------------  -------------  -------------
Gross premiums earned...............................................  $  26,188,858  $  26,091,714  $  23,160,258
Ceded premiums earned...............................................     13,094,429     13,045,857     11,580,129
                                                                      -------------  -------------  -------------
    Net premiums earned.............................................  $  13,094,429  $  13,045,857  $  11,580,129
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Investment income...................................................  $     215,480  $     252,134  $     440,540
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Realized investment gains (losses)..................................  $      (2,603) $        (137) $        (208)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

    Under New York State law, all eligible employees, including full-time and part-time employees in New York State, are required to be provided with disability insurance coverage unless excluded by statute, e.g., government, railroad, maritime or farm workers. Statutory disability benefits insurance presently provides for a payment to totally disabled employees in the amount of 50% of weekly salary to a maximum payment of $170 per week, for a maximum of 26 weeks beginning with the eighth day of disability due to off-the-job accident or sickness. On-the-job accident or sickness is covered by worker's compensation insurance, not statutory disability benefits insurance. Arista charges a premium for the Insurance coverage based upon a rate structure approved by the New York State Insurance Department. In order for an insurer to alter its rate structure it must obtain prior written approval from the New York State Insurance Department. Under New York law, an employer may require an employee to contribute 1/2 of 1% of covered payroll up to a maximum of $.60 per week towards the premium charge for statutory disability benefits insurance.

    In addition to standard statutory disability benefits insurance coverage, Arista offers certain augmented benefits which include the payment of the disability benefit from the first day of disability as opposed to the eighth day of disability, increased duration of benefits from 26 weeks up to 52 weeks, benefits increased over the maximum of $170 weekly benefit and an additional multiple if related to hospitalization (e.g., 150% of the benefit if an employee is hospitalized). Arista also offers coverage for association groups on a competitive basis. The underwriting of these augmented benefits and specialized coverages currently does not represent a significant percentage of Arista's earned premiums.

    Pursuant to agreements effective July 1, 1993 and January 1, 1995, Arista has acted as a third party administrator for the statutory disability benefits books of business of The Guardian Life Insurance

Company of America and the United States Life Insurance Company in the City of New York, respectively. The administrative services fees collected by Arista during the years ended December 31, 1994, 1995 and 1996 were $50,976, $165,801 and $234,176, respectively.

    During the three-year period ended December 31, 1996, Arista has entered into the following arrangements to acquire books of New York State disability insurance:

    1. Arista acquired the right, effective January 1, 1994, to offer the Insurance coverage to policyholders previously insured by The North Atlantic Life Insurance Company of America ("NALIC"). For the period October 1, 1991 through December 31, 1993, Arista had a third party administrative agreement with NALIC.

    2. Pursuant to an agreement with Aetna Life Insurance Company ("Aetna"), effective April 1, 1994, Arista acquired Aetna's entire book of New York State statutory non-experience rated state cash sickness disability insurance through an assumption reinsurance treaty, and issued assumption certificates to those policyholders previously insured with Aetna.

    3. Effective October 1, 1994, Arista entered into an Indemnity Reinsurance Agreement with American Medical and Life Insurance Company ("American Med") wherein Arista assumed a book of the Insurance that was ceded by American Med.

    4. Effective January 1, 1995, Arista, through an assumption reinsurance treaty, acquired the book of the Insurance that had been previously ceded by American Med. Arista issued assumption certificates to all such American Med policyholders.

    5. Effective April 1, 1996, Arista entered into assumption reinsurance treaties with Greater New York Mutual Insurance company ("GNYMIC") and with Insurance Company of Greater New York ("ICGNY") which authorized Arista to assume all of GNYMIC's and ICGNY's Insurance and issue assumption certificates to the policyholders then currently insured with GNYMIC and ICGNY.

    For the year ended December 31, 1996, one group accounted for approximately 11% of Arista's consolidated revenue. For the years ended December 31, 1995 and 1994, no one group accounted for 10% or more of Arista's consolidated revenue, however, Arista underwrites the Insurance for two large groups with combined earned premiums of approximately $4,496,000 in 1994 and $3,692,000 in 1995.

    Effective December 29, 1995, Arista issued a $3,000,000 surplus note to Cologne Life Underwriting Management Company ("CLUMCO"). The surplus note bears interest at the rate of 10.5% per annum, and provides for the principal to be repaid in eight equal installments in years three through ten, together with any accrued interest. These repayments of principal and accrued interest shall only be made out of the free and divisible surplus of Arista, and are subject to the approval of the Superintendent of Insurance of the State of New York. If the principal and interest are not repaid in full at the end of the ten years, the surplus note renews annually for additional one-year terms until the balance is repaid. In addition, the Registrant issued a ten year warrant to CLUMCO to purchase up to 150,000 shares of the Company's Class A Common Stock, subject to certain conditions, at an exercise price of $3.50 per share. See "Reinsurance Ceded."

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

    In 1994, Arista submitted an application to the Commissioner of Insurance in Hawaii (the "Commissioner") to become licensed in the State of Hawaii to write Temporary Disability Insurance. In 1995, Arista completed all of the license requirements and its submissions were in the process of being reviewed by the Commissioner. In February, 1996, Arista concluded that it would withdraw its application in Hawaii.

MARKETING

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

    Arista currently has under contract 390 general agents. These general agents place the Insurance with other insurance companies in addition to Arista. These general agents submit to Arista insurance written through more than 6,900 insurance brokers and soliciting agents. Arista enters into written contracts with general agents who in turn engage brokers and soliciting agents. Arista's contract with each general agent may be canceled by either party on 30 days' prior written notice. The commissions paid by Arista are competitive with the commissions paid by other insurers in the insurance industry. Each general agent is responsible for payment of any commissions due brokers or soliciting agents engaged by the general agent.

    In 1996, based upon results as of December 31, 1995, Arista received a rating of B (good) from A.M. Best Company, Inc. ("Best"), the principal organization rating insurance companies. Best's ratings are based upon factors of concern to policyholders.

CLAIMS

    Gross claims incurred by Arista amounted to $17,752,698 in 1994, $16,588,801 in 1995 and $15,288,310 in 1996.

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

    The Company's estimated-to-actual claims experience is as follows:

CALENDAR YEAR                                            ESTIMATED LOSS RATIO     ACTUAL LOSS RATIO
------------------------------------------------------  -----------------------  -------------------
1992..................................................              65.7%                  67.6%
1993..................................................              65.5%                  64.9%
1994..................................................              66.5%                  65.0%
1995..................................................              62.2%                  61.8%
1996..................................................              62.4%*                   **

------------------------

* Experience is based on estimated claim reserves including reinsurance assumed at December 31, 1996.

** Fully developed loss information for 1996 will not be available until after September 30, 1997.

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

    From October 1, 1992 to September 30, 1993, Arista had a stop-loss reinsurance agreement with its reinsurer. The reinsurance agreement provided for Arista to cede 50% of its disability policies written to the reinsurer when Arista's loss ratio was equal to or greater than 75%, up to but not to exceed 100% of earned premiums. The reinsurer was paid a fee based on Arista's earned premiums. The reinsurance agreement was subject to cancellation by either party on 90 days prior written notice.

    From October 1, 1993 to September 30, 1995, Arista had a quota-share reinsurance agreement with its reinsurer, Harbourton Reinsurance, Inc. (formerly, NRG America Reassurance Corporation). Under this agreement, Arista ceded by way of reinsurance a 50% quota share of its liability with respect to the Insurance issued to various policyholders. This agreement was subject to cancellation by Harbourton Reinsurance, Inc. on 90 days prior written notice.

    Effective October 1, 1995, Arista entered into an agreement with Cologne Life Reinsurance Company ("Cologne") whereby Arista cedes by way of reinsurance a 50% quota share participation in the Insurance, both for business in force as of October 1, 1995 and for new business written or acquired after October 1, 1995. This agreement is subject to cancellation by either party on 90 days prior written notice.

    Cologne had total assets of approximately $657,377,000 at December 31, 1996, and a Best's rating of A+ as of December 31, 1996. Unlike other segments of the accident and health and property and casualty industries, there is no need to facilitate a spread of risk pursuant to any one occurrence as the maximum liability for Arista on any one life cannot exceed $4,420. The cost to Arista of obtaining reinsurance has never exceeded approximately 1.2% of its gross premiums received. (See Note 12 of the Consolidated Financial Statements.)

    Effective April 1, 1994 Arista entered into a reinsurance agreement with Allianz Life Insurance Company of North America ("Allianz") wherein Arista assumed Hawaii Temporary Disability Insurance business that was ceded by Allianz since 1994. This agreement was terminated February 29, 1996.

RESERVES

    Insurance companies are required to maintain reserves for unearned premiums, and claim reserves for unpaid losses, unpaid loss adjustment expenses and New York State assessments for this line of business. These claim reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those incurred but not reported. Arista establishes these claim reserves based upon its prior experience. Gross claims liabilities were $4,912,446, $4,526,315, and $4,351,500 at December 31, 1994, 1995, and 1996,
respectively.

    Loss reserves are only estimates of what the insurer expects to pay on claims, based on facts and circumstances then known. Although a degree of variability is inherent in such estimates, management believes that the liabilities for unpaid claims and related adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary, and such adjustments are reflected in current operations.

                                        RESERVE
                                       AT THE END
                                         OF THE           AMOUNTS PAID DURING THE YEAR AND INCURRED PRIOR THERETO
              CALENDAR                  CALENDAR    -------------------------------------------------------------------
                YEAR                      YEAR          1993          1994          1995          1996         1997
------------------------------------  ------------  ------------  ------------  ------------  ------------     -----
1992................................  $  4,040,000  $  4,578,312
1993................................  $  3,870,000                $  4,420,104
1994................................  $  4,628,600                              $  4,667,005
1995................................  $  4,280,000                                            $  4,384,003
1996................................  $  4,000,000                                                                  (1)

------------------------

(1) Development is not yet complete.

COMPETITION

    The writing of Insurance is highly competitive and many insurers write this line of insurance in New York. These insurers vary in size and generally have longer operating histories, offer a broader range of insurance other than the Insurance and generally have greater financial, marketing and management resources, than Arista. In addition, the New York State Insurance Fund also offers the Insurance. Competition is primarily based upon service and, in certain classes of business, rate structure.

EMPLOYEES

    As of December 31, 1996, the Company had forty-three (43) full-time and two
(2) part-time employees. Nine (9) of these employees are executive officers, (two (2) of whom serve part-time), seven (7) provide claims services as examiners, one (1) provides general and administrative services and twenty-six
(26) provide all other services. The Company believes its relations with its employees are satisfactory.

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

    The following table contains information concerning the Company's investment portfolio as at December 31, 1996:

                                                                                                       AMOUNT AT
                                                                                                        WHICH IS
                                                                            COST OR                     SHOWN IN
                                                                           AMORTIZED       MARKET     THE BALANCE
TYPE OF INVESTMENT                                                            COST         VALUE         SHEET
------------------------------------------------------------------------  ------------  ------------  ------------
Investment Securities:
  United States Treasuries..............................................  $  2,642,618  $  2,601,210  $  2,642,618
Corporate Debt Securities...............................................        53,602        49,000        53,602
                                                                          ------------  ------------  ------------
                                                                          $  2,696,220  $  2,650,210  $  2,696,220
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    The following table summarizes the Company's investment results before income taxes for the five years ended December 31, 1996:

                                                         1992         1993        1994        1995        1996
                                                      -----------  ----------  ----------  ----------  ----------
Net investment income...............................  $   234,811  $  188,200  $  215,480  $  252,134  $  440,540
Average annual yield on total investments(1)........         5.29%       4.47%       5.54%       5.90%       5.69%
Net realized investment gains (losses)..............  $  (107,530) $   47,142  $   (2,603) $     (137) $     (208)

------------------------

(1) Calculated on the mean of total investments on the first day and last day of each quarter.

REGULATION

    The State of New York has statutory authorization to enforce its laws and regulations through various administrative orders and enforcement proceedings

    Arista and, under certain circumstances, the Registrant, are subject to regulation by the New York State Insurance Department. Such regulation is principally for the benefit and protection of policyholders and not stockholders. Regulation extends to, among other things, the setting of rates to be charged, the granting and revocation of licenses to transact business, the licensing of general agents, the approval of policy forms and the form and content of statutorily mandated financial statements.

    The Company is also regulated under New York State Insurance Law, Article 15, the "Holding Companies" statute. The regulations promulgated under the "Holding Companies" statute require prior regulatory agency approval of changes in control of an insurer and of transactions within the holding company structure. Arista was examined during calendar years 1990-1991 for the three year period ended December 31, 1989. In accordance with applicable regulations promulgated by the New York State Insurance Department, a report for the three-year period ended December 31, 1989 was issued. Arista's Board of Directors reviewed and approved the recommendations contained therein, and the report was filed by the New York State Insurance Department on December 17, 1992. In 1996, the New York State Insurance Department examined Arista for the five-year period ended December 31, 1994. The examination has been completed and Arista is currently awaiting a report.

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

    The declaration and payment of dividends by the Registrant is subject to the discretion of its Board of Directors and is dependent upon any dividends the Registrant may receive as the sole shareholder of Arista. Under New York State Insurance Law, Arista may pay dividends only out of its statutory earned surplus. Generally, the maximum amount of dividends that Arista may pay without regulatory approval in any twelve-month period is the lesser of adjusted net investment income or ten percent (10%) of statutory surplus. In 1996 and 1994, Arista's Board of Directors authorized the payment of a dividend to the Registrant in the amount of $111,654 and $224,799, respectively. The dividends were paid on April 11, 1996 and May 21, 1994.

    Arista is not aware of any current proposed changes in either federal or state regulations with respect to the Insurance.

THE COLLECTION GROUP

    The Collection Group, Inc., a wholly-owned subsidiary of the Registrant, commenced operations during July 1991. The Collection Group, Inc., provides collection services to Arista.

AMERICAN ACCIDENT AND HEALTH INSURANCE COMPANY

    On December 20, 1995, Arista sold all of the outstanding shares of capital stock of its wholly-owned subsidiary, American Accident and Health Insurance Company ("American"), to American Travellers Life Insurance Company for $764,675, resulting in a pretax gain of $320,192.

ITEM 2. PROPERTY

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

    The Company has the option to terminate the lease provided it notifies the landlord ninety days prior to the termination date, and reimburses the landlord for the unamortized portion of the landlord's contribution for leasehold improvements which was approximately $200,000 at June 1995.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS.

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

                                FOR THE PERIOD ENDED DECEMBER 31, 1995
------------------------------------------------------------------------------------------------------
                                                                                         CLASS A
QUARTER                                                                   RANGE       COMMON STOCK
----------------------------------------------------------------------  ---------  -------------------
First.................................................................  High           $       31/8
                                                                        Low            $       3
Second................................................................  High           $       31/8
                                                                        Low            $       25/8
Third.................................................................  High           $       25/8
                                                                        Low            $       21/4
Fourth................................................................  High           $       23/8
                                                                        Low            $       17/8

                                FOR THE PERIOD ENDED DECEMBER 31, 1996
------------------------------------------------------------------------------------------------------
                                                                                         CLASS A
QUARTER                                                                   RANGE       COMMON STOCK
----------------------------------------------------------------------  ---------  -------------------
First.................................................................  High           $       21/8
                                                                        Low            $       21/8
Second................................................................  High           $       21/2
                                                                        Low            $       21/8
Third.................................................................  High           $       21/2
                                                                        Low            $       21/2
Fourth................................................................  High           $       21/2
                                                                        Low            $       2

    (b) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS:

    The number of holders, including individual participants in security position listings of registered clearing agencies, as of December 1996, was approximately 360.

                                                                           APPROXIMATE NUMBER OF
TITLE OF CLASS                                                              RECORD HOLDERS (1)
----------------------------------------------------------------------  ---------------------------
Class A Common Stock, $.01 par value..................................                  57
Class B Common Stock, $.01 par value..................................                   1

------------------------

(1) Information is as of April 11, 1997.

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

    The financial statements of the Company have been prepared in accordance with generally accepted accounting principles, which differ in certain respects from those followed in financial statements prepared for regulatory authorities. (See Note 14 to the accompanying Consolidated Financial Statements.)

ITEM 6. CONSOLIDATED SELECTED FINANCIAL DATA

                                                                      YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------------------------
                                                      1996         1995         1994         1993         1992
                                                   -----------  -----------  -----------  -----------  -----------

                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of operations data:
  Revenue:
    Gross premiums earned........................  $    23,160  $    26,092  $    26,189  $    24,219  $    25,274
                                                   -----------  -----------  -----------  -----------  -----------
                                                   -----------  -----------  -----------  -----------  -----------
    Net premiums earned..........................  $    11,580  $    13,046  $    13,094  $    21,329  $    15,789
    Investment income............................          440          252          209          182          227
    Realized investment gains (losses)...........      --           --                (3)          47         (108)
    Other income.................................          299          333          280          130          204
  Expenses:
    Net underwriting expenses....................       (8,291)      (8,464)      (9,114)     (16,979)     (10,928)
    General and administrative expenses..........       (5,678)      (5,016)      (4,788)      (3,728)      (3,796)
                                                   -----------  -----------  -----------  -----------  -----------
      Income (loss) from continuing operations
        before provision for income taxes........       (1,650)         151         (322)         981        1,388
                                                   -----------  -----------  -----------  -----------  -----------
  Provision for income taxes and tax benefit of
    net operating loss carryforward:
    Provision for income taxes...................           81           92          126          541          698
    Tax benefit of net operating loss
      carryforward...............................         (555)     --              (207)     --           --
                                                   -----------  -----------  -----------  -----------  -----------
    Net provision (benefit)......................         (474)          92          (79)         541          698
                                                   -----------  -----------  -----------  -----------  -----------
  Net income (loss) from continuing operations...       (1,176)          59         (241)         440          690
                                                   -----------  -----------  -----------  -----------  -----------
  Discontinued operations:
    Income from operations of disposed segment
      (net of taxes of $3).......................      --                 6      --                 2            7
    Gain on disposal of segment (net of income
      taxes of $128).............................      --               192      --           --           --
                                                   -----------  -----------  -----------  -----------  -----------
      Net income from discontinued operations....      --               198      --                 2            7
                                                   -----------  -----------  -----------  -----------  -----------
      Net income (loss)..........................  $    (1,176) $       257  $      (241) $       442  $       697
                                                   -----------  -----------  -----------  -----------  -----------
                                                   -----------  -----------  -----------  -----------  -----------
  Per common share:
    Primary:
      Income (loss) from continuing operations...  $      (.45) $      0.02  $     (0.11) $      0.20  $      0.31
      Income from discontinued operations........  $   --       $      0.09  $   --       $   --       $      0.01
    Fully diluted:
      Income (loss) from continuing operations...  $      (.45) $      0.02  $     (0.11) $      0.20  $      0.31
      Income from discontinued operations........  $   --       $      0.08  $   --       $   --       $      0.01
  Weighted average number of common shares:
    Primary......................................    2,617,500    2,251,400    2,229,900    2,254,147    2,221,900
                                                   -----------  -----------  -----------  -----------  -----------
                                                   -----------  -----------  -----------  -----------  -----------
    Fully diluted................................    2,617,500    2,374,660    2,299,900    2,254,147    2,221,900
                                                   -----------  -----------  -----------  -----------  -----------
                                                   -----------  -----------  -----------  -----------  -----------
Balance sheet data:
  Short-term investments.........................  $   --       $   --       $       208  $       726  $       492
  Cash and equivalents...........................        7,077        6,777        2,725        2,355        2,870
  Premiums receivable............................        4,304        5,131        6,328        3,326*       6,400*
  Total assets...................................       17,610       17,640       15,083       10,457       13,495
  Payable to reinsurer...........................           93          161           80           62           97
  Claims liabilities.............................        4,351        4,526        4,921        2,084*       4,322*
  Unearned premiums..............................        1,397        1,328        1,358          480*         937*
  Commissions payable............................          766          942        1,343          440*       1,219*
  Total stockholders' equity.....................        6,897        6,436        6,011        6,268        5,709

------------------------
*   Reported on a net basis only.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto appearing elsewhere in this Form 10-K. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those projected in the forward-looking statements discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in other sections herein.

RESULTS OF OPERATIONS

    YEAR-ENDED DECEMBER 31, 1996 VS. DECEMBER 31, 1995

    The Company's net loss for the year 1996 was approximately $1,176,000 (approximately $0.45 per share) compared with a net income of approximately $59,000 from continuing operations (approximately $0.02 per share) for 1995. The loss, before provision (benefit) for income taxes for 1996, was approximately $1,650,000 compared with a gain before provision for income taxes and tax benefit, of approximately $151,000 for 1995. The Company's loss for 1996 included approximately $757,000 (approximately $0.29 per share) attributable to additional compensation expenses incurred from the exercise of warrants and options.

    Arista's gross premiums earned for the year 1996 were approximately $23.2 million as compared with approximately $26.1 million for 1995. The reduction in gross premiums earned was the result of Arista's termination of its assumption reinsurance agreement during the first quarter of 1996 wherein Arista had assumed Hawaii Temporary Disability Insurance Business that had been ceded by Allianz Life Insurance Company of North America together with a continuation of the net loss of covered lives and of policyholders.

    Arista's gross claims incurred for 1996 were approximately $15.3 million or 66.0% of gross premiums earned. For the year 1995, gross claims incurred were $16.6 million or 63.6% of gross premiums earned.

    Consolidated investment income for 1996 was approximately $441,000 representing an increase of $189,000 over 1995. The increase was due mainly to income earned on the proceeds received by Arista upon the issuance of the surplus note. In addition Arista had insignificant net realized and net unrealized investment losses for 1996 and 1995.

    Other income, including income from Third Party Administrative operations, was approximately $299,000 as compared to approximately $333,000 for 1995.

    Arista's gross commissions incurred for 1996 were approximately $4.2 million or 18.2% of gross premiums earned. For the year 1995, gross commission incurred were approximately $4.6 million or 17.7% of gross premiums earned. This increase was due in part to a larger portion of more recently issued policies acquired from other insurers, requiring the payment of slightly higher average commissions.

    The consolidated general and administrative expenses increased from approximately $5.0 million for the year 1995 to $5.7 million for the year 1996. This change was mainly attributable to an aggregate increase in compensation expense of $757,000 resulting from the exercise of options and warrants, as well as decreases in payroll and benefits of approximately $266,000, amortization of intangible expenses of approximately $249,000 and reinsurance costs of approximately $116,000 related to assumed business; offset by increases and professional fees of approximately $220,000 and interest on the surplus note of $330,000.

    YEAR-ENDED DECEMBER 31, 1995 VS. DECEMBER 31, 1994

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

LIQUIDITY AND CAPITAL RESOURCES

    Retained earnings decreased from $2,111,528 at December 31, 1995 to $935,665 at December 31, 1996 as a result of the Company's operating loss.

    At present, management considers Arista's statutory capital and surplus of approximately $6.2 million at December 31, 1996 sufficient to support its current annual premium level, as well as providing capacity for additional annual premiums.

    Arista may pay dividends to the Registrant from its statutory earned surplus pursuant to statutory restrictions imposed under the New York State Insurance Law. The maximum amount of dividends that may be paid in any twelve-month period without the prior approval of the New York State Insurance Department is the lesser of adjusted net investment income or 10% of statutory surplus as defined in the New York State Insurance Law. In 1996 and 1994, Arista's Board of Directors authorized the payment of a dividend to the Registrant in the amount of $111,654 and $224,799, respectively. The dividends were paid on April 11, 1996 and May 16, 1994. See "Business-Regulation."

    Management believes that neither Arista's premium rates nor claim costs have materially changed due to inflation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The response to this item is submitted in Part IV of this Form 10-K on page F-1 to S-6.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required to be included in Part III will be filed by amendment to this Annual Report on Form 10-K within 120 days of the end of the Company's year ended December 31, 1996.

ITEM 11. EXECUTIVE COMPENSATION

    Information required to be included in Part III will be filed by amendment to this Annual Report on Form 10-K within 120 days of the end of the Company's year ended December 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  MANAGEMENT

    Information required to be included in Part III will be filed by amendment to this Annual Report on Form 10-K within 120 days of the end of the Company's year ended December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required to be included in Part III will be filed by amendment to this Annual Report on Form 10-K within 120 days of the end of the Company's year ended December 31, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) and (2) Financial Statements and Financial Statement Schedules.

             PAGE
              --
I.         Financial Statements of the Registrant.................................................         F-1
II.        Financial Statement Schedules
                      Schedule I--Summary of Investments-Other Than Investments in Related
           A.         Parties.....................................................................         S-1
           B.         Schedule II--Condensed Financial Information of Registrant..................         S-2
           C.         Schedule III--Supplemental Segment Information..............................         S-5
           D.         Schedule IV--Reinsurance....................................................         S-6

EXHIBIT NO.                                            (A)(3) EXHIBITS.
-----------  -----------------------------------------------------------------------------------------------------

3.1          --Certificate of Incorporation of the Company (1)

3.2          --By-Laws of the Company (1)

4.2          --Form of Class A Common Stock Certificate (1)

4.5          --Form of Class B Common Stock Certificate (1)

10.4         --Incentive Stock Option Plan 1985, as supplemented (1)

10.5         --Incentive Stock Option Plan 1986 (1)

10.6         --Non-qualified Stock Option issued to Stanley S. Mandel (1)

10.7         --Warrant issued to Bernard Kooper (1)

10.8         --Lease between the Company and Hacienda Intercontinental Realty, N.V. (1)

10.8.1       --Lease dated November 29, 1990 between the Company and Hacienda Intercontinental Realty, N.V. (2)

10.8.2       --Letter dated December 7, 1992 from Williamson, Picket & Gross, Inc. addressed to the Company, incorporated by reference to Exhibit 10.8.2 to the Company's Form 10-K for the year ended December
              31, 1992

10.9         --Sublease between the Company and Arista (1)

10.9.1       --Sublease dated January 1, 1991, between the Company and Arista(2)

10.11        --Reinsurance Agreement with NRG Reinsurance Company, as amended(1)

10.11.1      --Amendment to Reinsurance Agreement with NRG Reinsurance Company, dated July 16, 1990 (2)

10.11.2      --Reinsurance Agreement with NRG Reinsurance Company, dated January 29, 1993, incorporated by reference to Exhibit 10.11.2 to the Company's Form 10-K for the year ended December 31, 1992

10.11.3      --Reinsurance Agreement with NRG America Life Reassurance Corporation, effective October 1, 1993, incorporated by reference to Exhibit 10.11.3 to the Company's 10-K for the year ended December 31,
              1993

10.12        --Agreement for Statutory Disability Benefits General Agents (1)

EXHIBIT NO.                                            (A)(3) EXHIBITS.
-----------  -----------------------------------------------------------------------------------------------------
10.12(a)     --Rider to Statutory Disability Benefits General Agents Agreement (1)

10.14        --Lease of Additional Space (Room 1101) between the Company and Hacienda Intercontinental Realty,
              N.V.(1)

10.15        --Agreement between Arista Insurance Company and American International Life Assurance Company of New
              York (1)

10.16        --Sublease (Room 1101) between the Company and Arista (1)

10.17        --Lease of Additional Space (Room 1201) between the Company and Hacienda Intercontinental Realty,
              N.V. (1)

10.18        --Sublease (Room 1201) between the Company and Arista, incorporated by reference to Exhibit No. 1 to the Company's 10-K for the year ended December 31, 1988

10.19        --Agreement between Arista and First International Life Insurance Company, incorporated by reference to Exhibit No. 2 to the Company's 10-K for the year ended December 31, 1988.

10.21        --Statutory Disability Benefits Administration Agreement Effective as of October 1, 1991, between
              Arista and The North Atlantic Life Insurance Company, incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 1992

10.22        --Employment Agreement between the Company and Bernard Kooper, dated February 17, 1993, incorporated by reference to Exhibit 10.22 to the Company's 10-K for the year ended December 31, 1993

10.22.1      --Amendment No. 1 to the Employment Agreement between Arista and Bernard Kooper dated July 20, 1994
              (3)

10.23        --Employment Agreement between Arista and Stanley Mandel, dated February 17, 1993, incorporated by reference to Exhibit 10.23 to the Company's 10-K for the year ended December 31, 1993

10.23.1      --Amendment No. 1 to the Employment Agreement between Arista and Stanley Mandel, dated July 20, 1994
              (3)

10.24        --Consulting Agreement between Arista and International Management Consultants, dated May 1, 1993, incorporated by reference to Exhibit 10.24 to the Company's 10-K for the year ended December 31,
              1993

10.25        --Split-Dollar Insurance Agreement between Arista Investors Corp., Arlyne Kooper and Bernard Kooper,
              dated July 20, 1994(3)

10.26        --Split-Dollar Insurance Agreement between Arista, Stanley Mandel and Joy Mandel, dated July 20,
              1994(3)

10.28        --Collateral Assignment, dated July 20, 1994 (Joy Mandel)(3)

10.29        --Collateral Assignment, dated July 20, 1994 (Bernard Kooper and Arlyne Kooper)(3)

10.30        --Lease Agreement, dated January 9, 1995 between the Company and Hacienda Intercontinental Realty,
              N.V.(3)

10.30.1      --Letter dated March 12, 1996 from the Company addressed to Williamson, Picket & Gross, Inc.(4)

EXHIBIT NO.                                            (A)(3) EXHIBITS.
-----------  -----------------------------------------------------------------------------------------------------
10.30.2      --Letter dated March 13, 1996 from Williamson, Picket & Gross, Inc. addressed to the Company(4)

10.31        --Assumption Reinsurance Treaty, dated April 1, 1994 between the Company and Aetna Life Insurance
              Company(3)

10.32        --Reinsurance Treaty, dated October 1, 1995, between Arista and Cologne Life Reinsurance Company(4)

10.32.1      --Surplus Note Agreement, dated December 29, 1995, between Arista and Cologne Life Underwriting
              Management Company(4)

10.32.2      --Warrant issued to Cologne Life Underwriting Management Company(4)

10.33        --Lease (Storage space #7) effective January 1, 1996 between the Company and Hacienda
              Intercontinental Realty, N.V.(4)

10.34        --Sublease (Storage space #7) effective January 1, 1996 between the Company and Arista(4)

10.35        --Sublease effective June 1, 1995 between the Company and Arista(4)

10.36        --Stock Purchase Agreement dated as of July 13, 1995 between Arista and American Travellers Life
              Insurance Company(4)

10.37        --Secured Promissory note, dated June 14, 1996, issued by Bernard Kooper to Arista Investors Corp. in the aggregate principal amount of $500,000(5)

10.38        --Pledge and Escrow Agreement, dated June 14, 1996, by and among Bernard Kooper, as pledgor, Arista
              Investors Corp., as pledgee and Morrison Cohen Singer & Weinstein, LLP, as escrow agent(5)

10.39        --Letter Agreement, dated June 14, 1995, between Bernard Kooper and Arista Investors Corp., granting
              Arista Investors Corp. an option to acquire 47,000 shares of its Class B common stock, par value
              $.01 per share(5)

10.40        --Letter dated October 31, 1996, addressed to Williamson, Picket & Gross, Inc.(6)

10.41        --Letter Agreement, dated December 11, 1996, terminating sublease between the Company and Arista
              (Storage Space #5)(6)

21.1         --List of Subsidiaries, incorporated by reference to Exhibit 21.1 to the Company's 10-K for the year ended December 31, 1993

24.1         --Powers of Attorney, incorporated by reference to Exhibit 25.1 to the Company's Registration
              Statement on Form S-1 (File No. 33-20101), dated February 11, 1988, as amended on May 6, 1988, declared effective on May 16, 1988, and amended by Post-Effective Amendment No. 1 dated April 27,
              1989.

27           --Financial Data Schedule

------------------------

(1) Filed as same numbered Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-20101) on February 11, 1988, as amended on May 6, 1988, declared effective on May 16, 1988, and amended by Post-Effective Amendment No. 1 dated April 27, 1989, and incorporated herein by reference.

(2) Filed as same numbered Exhibit to the Company's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

(3) Filed as same numbered Exhibit to the Company's Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

(4) Filed as same numbered Exhibit to the Company's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(5) Filed as same numbered Exhibit to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996.

(6) Filed herewith.

    (b) Reports on Form 8-K

    None

                             ARISTA INVESTORS CORP.

                              FINANCIAL STATEMENTS

                                 AND SCHEDULES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                      WITH

                          INDEPENDENT AUDITORS' REPORT

                             ARISTA INVESTORS CORP.

                         INDEX TO FINANCIAL STATEMENTS

                                 AND SCHEDULES

                                                                                                           PAGE
                                                                                                         ---------

Independent Auditors' Reports..........................................................................        F-2

Financial Statements of the Registrant:

  Consolidated Balance Sheets..........................................................................        F-3

  Consolidated Statements of Operations................................................................        F-4

  Consolidated Statements of Changes in Stockholders' Equity...........................................        F-5

  Consolidated Statements of Cash Flows................................................................        F-6

  Notes to Consolidated Financial Statements...........................................................     F-7-27

Financial Statement Schedules of the Registrant:

  Schedule I -- Summary of Investments -- Other Than Investments in Related Parties....................        S-1

  Schedule II -- Condensed Financial Information of Registrant.........................................      S-2-4

  Schedule III -- Supplemental Segment Information.....................................................        S-5

  Schedule IV -- Reinsurance...........................................................................        S-6

    All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Arista Investors Corp.:

    We have audited the accompanying consolidated balance sheets of Arista Investors Corp. as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arista Investors Corp. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years ended December 31, 1996, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules on pages S-1 to S-6 of this Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein.

                                             ROSEN SEYMOUR SHAPSS MARTIN &
COMPANY

New York, New York
March 12, 1997

                             ARISTA INVESTORS CORP.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                          ASSETS
                                                                        1996        1995
                                                                     ----------  ----------
INVESTMENTS (Notes 2 and 13):
  Held-to-maturity securities:
    Bonds and long-term U.S. Treasury obligations, at amortized cost (market value $2,650,210 in 1996 and $2,692,276 in
      1995)........................................................  $2,696,220  $2,654,939
  Available-for-sale securities:
    Redeemable preferred stocks, at market value (amortized cost of
      $84,149 in 1996 and $141,344 in 1995)........................      56,920     129,502
  Trading securities, at market value (cost of $1,279 in 1996).....         319         660
                                                                     ----------  ----------
        Total investments..........................................   2,753,459   2,785,101
CASH AND EQUIVALENTS (Note 13).....................................   7,076,659   6,777,328
PREMIUMS RECEIVABLE, net (Notes 2 and 12)..........................   4,304,200   5,131,705
DEFERRED POLICY ACQUISITION COSTS, net (Notes 2 and 8).............     790,137   1,060,381
RECEIVABLES FROM RELATED PARTIES (Notes 4 and 8)...................     682,787     129,060
FURNITURE AND EQUIPMENT, at cost, net of accumulated depreciation
  of $726,193 in 1996 and $661,552 in 1995 (Note 2)................     138,552     193,549
PREPAID AND REFUNDABLE INCOME TAXES................................     757,548     765,877
OTHER ASSETS.......................................................   1,106,908     797,054
                                                                     ----------  ----------
        Total assets...............................................  $17,610,250 $17,640,055
                                                                     ----------  ----------
                                                                     ----------  ----------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Payable to reinsurer (Note 12)...................................  $   93,121  $  161,476
  Unpaid claims liabilities (Notes 2, 5 and 12)....................   4,351,500   4,526,315
  Unearned premiums (Notes 2 and 12)...............................   1,397,380   1,328,210
  Commissions payable (Notes 4 and 12).............................     766,575     942,478
  Accounts payable and accrued expenses............................   1,160,765     772,969
  Deferred income taxes, net (Notes 2 and 11)......................      78,329     622,427
  Surplus note payable, net (Note 6)...............................   2,865,000   2,850,000
                                                                     ----------  ----------
        Total liabilities..........................................  10,712,670  11,203,875
                                                                     ----------  ----------
COMMITMENTS AND CONTINGENCIES (Notes 4 and 8)
STOCKHOLDERS' EQUITY (Notes 6, 9 and 10):
  Class A common stock, $.01 par value; 9,950,000 shares
    authorized, 2,580,100 shares issued in 1996 and 1,940,600 in
    1995...........................................................      25,801      19,406
  Class B convertible common stock, $.01 par value; 50,000 shares
    authorized, 47,400 shares issued and outstanding...............         474         474
  Additional paid-in capital.......................................   5,839,609   4,193,354
  Paid-in capital attributed to detachable warrant (Note 6)........     150,000     150,000
  Retained earnings................................................     935,665   2,111,528
  Net unrealized loss on investment securities.....................     (27,229)    (11,842)
                                                                     ----------  ----------
                                                                      6,924,320   6,462,920
  Less 10,000 shares Class A common stock held in treasury, at
    cost...........................................................     (26,740)    (26,740)
                                                                     ----------  ----------
        Total stockholders' equity.................................   6,897,580   6,436,180
                                                                     ----------  ----------
        Total liabilities and stockholders' equity.................  $17,610,250 $17,640,055
                                                                     ----------  ----------
                                                                     ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                1996        1995        1994
                                                                             ----------  ----------  ----------
REVENUE (Notes 2, 4, and 16):
  Gross premiums earned....................................................  $23,160,259 $26,091,714 $26,188,858
  Ceded premiums earned (Note 12)..........................................  11,580,129  13,045,857  13,094,429
                                                                             ----------  ----------  ----------
      Net premiums earned..................................................  11,580,130  13,045,857  13,094,429
  Net realized investment losses...........................................        (208)       (137)     (2,603)
  Net unrealized investment loss...........................................        (159)       (358)       (269)
  Net Investment income (Note 13)..........................................     440,539     252,134     215,480
  Other income.............................................................     299,324     333,205     279,805
                                                                             ----------  ----------  ----------
      Total revenue........................................................  12,319,626  13,630,701  13,586,842
                                                                             ----------  ----------  ----------
EXPENSES:
  Underwriting:
    Gross claims incurred (Note 2).........................................  15,288,310  16,588,801  17,752,700
    Ceded claims incurred (Note 12)........................................   7,644,155   8,294,400   8,876,350
                                                                             ----------  ----------  ----------
      Net claims incurred..................................................   7,644,155   8,294,401   8,876,350
                                                                             ----------  ----------  ----------
    Gross commissions incurred (Note 4)....................................   4,206,730   4,616,807   4,193,570
    Ceded commissions incurred (Note 12)...................................   3,559,620   4,447,545   3,956,192
                                                                             ----------  ----------  ----------
      Net commissions incurred.............................................     647,110     169,262     237,378
                                                                             ----------  ----------  ----------
      Total underwriting expenses..........................................   8,291,265   8,463,663   9,113,728
  General and administrative expenses......................................   4,920,536   5,015,558   4,794,201
                                                                             ----------  ----------  ----------
      Total expenses before charge for compensation expense resulting from the exercise of options and warrants...............................  13,211,801  13,479,221  13,907,929
  Compensation expense resulting from the exercise of options and warrants
    (Note 18)..............................................................     757,350      --          --
                                                                             ----------  ----------  ----------
      Total expenses.......................................................  13,969,151  13,479,221  13,907,929
                                                                             ----------  ----------  ----------
      Income (loss) from continuing operations before income tax provision
        (benefit)..........................................................  (1,649,525)    151,480    (321,087)
PROVISION (BENEFIT) FOR INCOME TAXES (Note 11):
      Provision for income taxes...........................................  $   81,176  $   92,900  $  126,900
      Net operating loss benefit...........................................    (554,838)     --        (206,858)
                                                                             ----------  ----------  ----------
      Net provision (benefit)..............................................    (473,662)     92,900     (79,958)
                                                                             ----------  ----------  ----------
      Net income (loss) from continuing operations.........................  (1,175,863)     58,580    (241,129)
                                                                             ----------  ----------  ----------
DISCONTINUED OPERATIONS:
  Income from operations of disposed segment (net of income taxes of
    $3,887) (Note 3).......................................................      --           5,643      --
  Gain on disposal of segment (net of income taxes of $127,891) (Note 3)...      --         192,300      --
                                                                             ----------  ----------  ----------
                                                                                 --         197,943      --
                                                                             ----------  ----------  ----------
      Net income (loss)....................................................  $(1,175,863) $  256,523 $ (241,129)
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
NET INCOME (LOSS) PER COMMON SHARE:
  Primary:
    Continuing operations (Note 18)........................................  $     (.45) $     0.02  $    (0.11)
    Discontinued operations................................................      --            0.09      --
                                                                             ----------  ----------  ----------
                                                                             $     (.45) $     0.11  $    (0.11)
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
  Fully diluted:
    Continuing operations (Note 18)........................................  $     (.45) $     0.02  $    (0.11)
    Discontinued operations................................................      --            0.08      --
                                                                             ----------  ----------  ----------
                                                                             $     (.45) $     0.10  $    (0.11)
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
  Primary..................................................................   2,617,500   2,251,400   2,229,900
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
  Fully diluted............................................................   2,617,500   2,374,660   2,229,900
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                               COMMON STOCK
                                              -----------------------------------------------
                                                                       CONVERTIBLE CLASS B                                 PAID-IN
                                                     CLASS A                                                               CAPITAL
                                              ---------------------  ------------------------                            ATTRIBUTED
                                                NUMBER       PAR       NUMBER         PAR      ADDITIONAL                    TO
                                                  OF        VALUE        OF          VALUE       PAID-IN     RETAINED    DETACHABLE
                                                SHARES      $.01       SHARES        $.01        CAPITAL     EARNINGS     WARRANTS
                                              ----------  ---------  -----------     -----     -----------  -----------  -----------
Balance--January 1, 1994....................   1,940,600  $  19,406      47,400    $     474   $ 4,193,354  $ 2,096,134   $      --
  Net loss..................................          --         --          --           --            --     (241,129)         --
  Net investment loss.......................          --         --          --           --            --           --          --
                                              ----------  ---------  -----------       -----   -----------  -----------  -----------
Balance--December 31, 1994..................   1,940,600     19,406      47,400          474     4,193,354    1,855,005          --
  Net income................................          --         --          --           --            --      256,523          --
  Net investment gains......................          --         --          --           --            --           --          --
  Issuance of surplus note (Note 4).........          --         --          --           --            --           --     150,000
                                              ----------  ---------  -----------       -----   -----------  -----------  -----------
Balance--December 31, 1995..................   1,940,600     19,406      47,400          474     4,193,354    2,111,528     150,000
  Net loss..................................          --         --          --           --            --   (1,175,863)         --
  Net investment loss.......................          --         --          --           --            --           --          --
  Issuance of shares of Class A common stock
    under the Incentive Stock Option Plan,
    from a Warrant, and from a Non-qualified
    Stock Option (Note 9)...................     639,500      6,395          --           --     1,646,255           --          --
                                              ----------  ---------  -----------       -----   -----------  -----------  -----------
Balance--December 31, 1996..................   2,580,100  $  25,801      47,400    $     474   $ 5,839,609  $   935,665   $ 150,000
                                              ----------  ---------  -----------       -----   -----------  -----------  -----------
                                              ----------  ---------  -----------       -----   -----------  -----------  -----------


                                                             CLASS A
                                                  NET        COMMON
                                               UNREALIZED     STOCK
                                                LOSS ON      HELD IN
                                              INVESTMENTS   TREASURY      TOTAL
                                              ------------  ---------  -----------
Balance--January 1, 1994....................   $  (14,863)  $ (26,740) $ 6,267,765
  Net loss..................................           --          --     (241,129)
  Net investment loss.......................      (15,415)         --      (15,415)
                                              ------------  ---------  -----------
Balance--December 31, 1994..................      (30,278)    (26,740)   6,011,221
  Net income................................           --          --      256,523
  Net investment gains......................       18,436          --       18,436
  Issuance of surplus note (Note 4).........           --          --      150,000
                                              ------------  ---------  -----------
Balance--December 31, 1995..................      (11,842)    (26,740)   6,436,180
  Net loss..................................           --          --   (1,175,863)
  Net investment loss.......................      (15,387)         --      (15,387)
  Issuance of shares of Class A common stock
    under the Incentive Stock Option Plan,
    from a Warrant, and from a Non-qualified
    Stock Option (Note 9)...................           --          --    1,652,650
                                              ------------  ---------  -----------
Balance--December 31, 1996..................   $  (27,229)  $ (26,740) $ 6,897,580
                                              ------------  ---------  -----------
                                              ------------  ---------  -----------

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                      1996       1995        1994
                                                                                   ----------  ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..............................................................  $(1,175,863) $ 256,523 $ (241,129)
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Depreciation.................................................................      64,641     57,321      66,533
    Amortization of deferred acquisition costs...................................     332,633    323,202     266,833
    Amortization of discount on surplus note.....................................      15,000     --          --
    Loss on sale of investments..................................................         208        137      --
    Amortization of intangible assets............................................      --        248,957     189,865
    Gain on sale of subsidiary...................................................      --       (320,192)     --
    Deferred income taxes........................................................    (544,098)   343,385    (206,858)
    Unrealized loss on trading securities........................................         341        358      --
    Compensation arising from exercise of options and warrants...................     757,350     --          --
    (Increase) decrease in operating assets excluding effects of divestiture:
      Premiums receivable, net...................................................     827,505  1,196,795     161,250
      Prepaid and refundable income taxes........................................       8,329     51,412    (554,442)
      Other assets...............................................................    (363,581)     9,026    (194,243)
    Increase (decrease) in operating liabilities excluding effects of divestiture:
      Payable to reinsurer.......................................................     (68,355)    81,083      18,122
      Unpaid claims liabilities..................................................    (174,815)  (395,131)    376,723
      Unearned premiums..........................................................      69,170    (30,155)    198,798
      Commissions payable........................................................    (175,903)  (401,078)    878,907
      Accounts payable and accrued expenses......................................     387,796   (316,273)    453,072
                                                                                   ----------  ---------  ----------
        Net cash provided by (used in) operating activities......................     (39,642) 1,105,370   1,413,431
                                                                                   ----------  ---------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Furniture and equipment acquired...............................................      (9,644)  (130,228)    (29,801)
  Proceeds from sale of securities...............................................      56,987    222,239   1,003,885
  Purchases of securities........................................................     (41,281)    --      (1,189,774)
  Proceeds from sale of subsidiary...............................................      --        764,675      --
  Payments and costs associated with acquired business...........................     (62,389)  (588,595)   (827,774)
  Divestiture of subsidiary......................................................      --       (320,997)     --
                                                                                   ----------  ---------  ----------
        Net cash used in investing activities....................................     (56,327)   (52,906) (1,043,464)
                                                                                   ----------  ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in surplus note payable (Note 6)......................................  $   --      $3,000,000 $   --
  Increase in note discount (Note 6).............................................      --       (150,000)     --
  Proceeds attributed to stock warrants (Note 6).................................      --        150,000      --
  Issuance of Class A common stock...............................................     395,300     --          --
                                                                                   ----------  ---------  ----------
        Net cash provided by financing activities................................     395,300  3,000,000      --
                                                                                   ----------  ---------  ----------
        Net increase in cash and equivalents.....................................     299,331  4,052,464     369,967
                                                                                   ----------  ---------  ----------
CASH AND EQUIVALENTS:
  Beginning of year..............................................................   6,777,328  2,724,864   2,354,897
                                                                                   ----------  ---------  ----------
  End of year....................................................................  $7,076,659  $6,777,328 $2,724,864
                                                                                   ----------  ---------  ----------
                                                                                   ----------  ---------  ----------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid during the year for:
      Income taxes...............................................................  $  296,847  $ 327,231  $  495,366
                                                                                   ----------  ---------  ----------
                                                                                   ----------  ---------  ----------
      Interest...................................................................  $   --      $  --      $   --
                                                                                   ----------  ---------  ----------
                                                                                   ----------  ---------  ----------
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
  The Company received a note and issued Class A common stock as follows:
    Note receivable from related party...........................................  $ (500,000) $  --      $   --
    Compensation expense.........................................................    (757,350)    --          --
    Issuance of Class A common stock.............................................   1,652,650     --          --
                                                                                   ----------  ---------  ----------
        Cash received............................................................  $  395,300  $  --      $   --
                                                                                   ----------  ---------  ----------
                                                                                   ----------  ---------  ----------

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

1. ORGANIZATION AND NATURE OF BUSINESS

    ORGANIZATION

    Arista Investors Corp. (the "Company") was incorporated in the State of New York on September 28, 1978 and reincorporated in the State of Delaware in October 1986. The Company is principally a holding company with respect to its wholly-owned subsidiaries, Arista Insurance Company ("Arista"), The Collection Group, Inc. ("Collection") and Arista Administrative Services, Inc. ("Administrative"). Arista was incorporated in the State of New York on May 21, 1979, and was licensed on October 11, 1979 by the New York State Insurance Department ("NYSID"). Arista's principal line of business is the writing of disability insurance policies including super statutory and voluntary disability benefits insurance, in New York State. Effective September 1, 1993 Arista amended its charter and license and now has the authority to write glass insurance as well as disability insurance. To date, Arista has not written any glass insurance. Collection was incorporated in August 1989 and commenced operations in July 1991. Collection's principal line of business is to provide accounts receivable collection services to companies including Arista. Effective December 31, 1991 Arista purchased all of the outstanding shares of capital stock of American Accident and Health Insurance Company ("American") (see Note
15). American was organized in April 1987 and licensed by the NYSID on June 24, 1987, and is also authorized to write disability insurance. Arista sold all of the outstanding shares of capital stock of American in December 1995, which had been inactive since its acquisition in 1991 (see Note 3). Administrative is an inactive company.

2. SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). GAAP differs from Statutory Accounting Principles ("SAP") used by insurance companies in reporting to state regulatory and industry agencies as explained in Note 14.

    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Arista, Collection, and Administrative. All significant intercompany balances and transactions have been eliminated. Revenues and expenses for the year ended December 31, 1994 have been restated to exclude American which was disposed of during 1995 (see Note 3).

    REVENUE RECOGNITION, PREMIUMS RECEIVABLE AND CLAIMS LIABILITIES

    Premium revenue is recognized evenly over the term of the policy. Estimates of premiums which have been earned but not collected are accrued since customers generally report and pay such premiums after the earning period based on the number of employees on their payroll during the period of coverage.

                             ARISTA INVESTORS CORP.

                        DECEMBER 31, 1996, 1995 AND 1994

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Customer payrolls are sensitive to the general business cycle, and sudden business upturns or downturns have significant impact upon the revenues the Company receives. Such estimates are continually reviewed and updated by management, and any resulting adjustments are reflected in current operating results.

    Unearned premiums represent that portion of premiums applicable to the unexpired terms of policies in force.

    Third party administrative fees are recognized in the period in which the subject premiums are collected and earned. Such fees are determined in accordance with prescribed schedules based on the service performed.

    Claims liabilities and claims adjustment expense accruals, which are based on the estimated ultimate cost of settling claims, include estimates for unreported claims and claims adjustment expenses based upon past experience, modified for current trends. Such estimates are continually reviewed and updated by management and any resulting adjustments are reflected in current operating results.

    REINSURANCE

    In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring risk with reinsurers. Amounts recoverable from reinsurer(s) for commissions, losses or any other amount(s) due are deducted from ceded premiums earned. Settlements are made quarterly by net cash payments to the reinsurer(s).

    FURNITURE AND EQUIPMENT

    Furniture and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for each of the years in the three-year period ended December 31, 1996, was $64,641, $57,321 and $66,533, respectively.

    INVESTMENTS

    In 1993, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Investments" (see Note 13). Pursuant to the requirements of SFAS 115, the Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity securities" and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling them in the near future are classified as "trading securities," and reported at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity.

    DEFERRED POLICY ACQUISITION COSTS

    Policy acquisition costs include fees paid and certain other costs in connection with acquiring new business. These costs are deferred and charged to income over the future periods in which the related premiums are earned.

                             ARISTA INVESTORS CORP.

                        DECEMBER 31, 1996, 1995 AND 1994

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to credit risk consist principally of premiums receivable and reinsurance contracts. The Company grants credit terms to its customers in the normal course of business. Credit risk with respect to these receivables is considered minimal due to the Company's diverse customer base throughout the New York area. As part of its ongoing control procedures, the Company monitors the creditworthiness of its customers. Bad debts have been minimal.

    Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of the reinsurer to honor its obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurer and monitors concentrations of credit risk arising from activities to minimize its exposure to significant losses from reinsurer default.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts and related fair values of financial instruments at December 31, 1996 and 1995 are summarized as follows:

                                                                    1996                          1995
                                                        ----------------------------  ----------------------------
                                                          CARRYING         FAIR         CARRYING         FAIR
                                                           AMOUNT          VALUE         AMOUNT          VALUE
                                                        -------------  -------------  -------------  -------------
Cash and equivalents..................................  $   7,076,659  $   7,076,659  $   6,777,328  $   6,777,328
Investments:
  Held-to-maturity securities.........................      2,696,220      2,650,210      2,654,939      2,692,276
  Available for sale securities.......................         56,920         56,920        129,502        129,502
  Trading securities..................................            319            319            660            660
Premiums receivable...................................      4,304,200      4,304,200      5,131,705      5,131,705
Note receivable from related party....................        500,000        500,000       --             --
Payable to reinsurer..................................        (93,121)       (93,121)      (161,476)      (161,476)
Unpaid claims liabilities.............................      4,351,500      4,351,500      4,526,315      4,526,315
Unearned premiums.....................................      1,397,380      1,397,380      1,328,210      1,328,210
Surplus note payable, net.............................     (2,865,000)    (3,000,000)    (2,850,000)    (3,000,000)

    The methods and assumptions used to estimate the fair value of financial instruments are as follows:

        (i) The carrying amounts of cash and equivalents approximate their fair value. Investments in available-for-sale securities and trading securities are carried at their fair values based on quoted market prices. The fair values of held-to-maturity securities are based on quoted market prices.

        (ii) The carrying values of note receivable from a related party, premiums receivable, amounts payable to the reinsurer, unpaid claims liabilities and unearned premiums approximate fair value because of their short-term maturities.

       (iii) The fair value of the surplus note payable is estimated assuming the note will be repaid from free and divisible surplus of Arista in the near term with the prior approval of the Superintendent of Insurance of the State of New York.

                             ARISTA INVESTORS CORP.

                        DECEMBER 31, 1996, 1995 AND 1994

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES

    The Company and its subsidiaries file a consolidated federal income tax return. Tax returns are prepared using Statutory Accounting Principles ("SAP") (see Note 14). Deferred income taxes reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end (see Note 11).

    NET INCOME PER SHARE OF COMMON STOCK

    Primary and fully diluted income per share of common stock (Class A and Class B) are computed on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. However, common stock equivalents (incentive stock options and stock warrants) are not included in the computation if their inclusion would have an anti-dilutive effect on earnings per share.

    CONSOLIDATED STATEMENT OF CASH FLOWS

    For purposes of this statement, cash equivalents represent highly liquid financial instruments with a maturity date of three months or less. At December 31, 1996 cash equivalents represent certificates of deposits, commercial paper, and money market accounts.

3. SALE OF SUBSIDIARY AND INSURANCE BUSINESS

    SALE OF SUBSIDIARY

    In December 1995, Arista sold its investment in its wholly-owned subsidiary, American, excluding its book of insurance, for $764,675 in cash. The sale resulted in a pretax gain of $320,192. American was an inactive company (see
Note 15). Except for the effects of the gain, the sale did not have a significant impact on the Company's operating results.

4. TRANSACTIONS WITH RELATED PARTIES

    AGENTS

    Bernard Kooper ("Kooper"), Chairman of the Board of the Company and Arista, and owner of 19.1% (1996) and 10.4% (1995) of the Company's outstanding Class A and 100% of the Company's Class B common stock, is one of the general agents under contract with Arista. Kooper's agency, Bernard Kooper Life Agency, Inc. (the "Agency"), received approximately $223,000, $224,000 and $244,000, in commissions from Arista during 1996, 1995 and 1994, respectively, for premiums on policies placed by the Agency. Such premiums represented approximately 5.4%, 5.0% and 5.5% of the consolidated gross premiums earned during the years ended December 31, 1996, 1995, and 1994, respectively. The Agency, in turn, paid approximately $159,000, $143,000 and $177,000 during 1996, 1995 and 1994, respectively, to other brokers, including approximately $26,000, $23,000 and $22,000, respectively, to brokers who are members of the Board of Directors of Arista. Commissions payable to the related agencies at December 31, 1996 and 1995 were $13,268 and $11,271, respectively.

                             ARISTA INVESTORS CORP.

                        DECEMBER 31, 1996, 1995 AND 1994

4. TRANSACTIONS WITH RELATED PARTIES (CONTINUED)
    EMPLOYMENT AGREEMENT

    The Company has an employment agreement with Kooper which expires in February 2001 and provides for annual compensation of $150,000 (see Notes 3 and 8a).

    CONSULTING AGREEMENTS

    Arista had a consulting agreement from May 1993 through September 1993 with an entity principally owned by a director of both Arista and the Company. Arista paid $5,000 under this agreement in 1993 and the Company paid $30,000 in 1996, $12,000 in 1995, and $12,000 in 1994 to this entity. In July 1993 Arista entered into an agreement with a consultant for specified services to be performed for a fee of $500 per week. The consultant became a director of Arista in October 1994. Arista paid $26,000 per year under this agreement in 1996 and 1995.

    SECURED PROMISSORY NOTE

    In June 1996 Kooper exercised a warrant granted in 1986 to acquire 365,000 shares of the Company's Class A common stock. In partial payment for the shares, Kooper issued his secured promissory note (the "Note") to the Company for $500,000. The Note bears interest at the one-year London Interbank Offered Rate (LIBOR) plus 1.25% and is adjusted on the first day of every October, January, April and July commencing October 1, 1996. The terms of the Note provide for quarterly payments of interest only at the above determined rate. The principal balance outstanding and accrued but unpaid interest is due and payable on June 14, 2001. The Note will be canceled and extinguished if the Company exercises the option to obtain Kooper's 47,400 shares of Class B common stock (Note 9). The Note is secured by the 365,000 shares of Class A common stock.

                             ARISTA INVESTORS CORP.

                        DECEMBER 31, 1996, 1995 AND 1994

5. UNPAID CLAIMS LIABILITIES

    Unpaid claims liabilities include insured claims and claim adjustment expenses. Changes in unpaid claims liabilities for the years ended December 31, 1996 and 1995 are summarized as follows:

                                                                      1996           1995
                                                                  -------------  -------------
Balance at January 1............................................  $   4,526,316  $   4,921,446
Less reinsurance amount.........................................     (2,263,158)    (2,460,723)
                                                                  -------------  -------------
    Net claims liabilities......................................      2,263,158      2,460,723
                                                                  -------------  -------------
Claims incurred:
  Current year..................................................      7,503,823      8,282,689
  Prior years...................................................        140,332         11,712
                                                                  -------------  -------------
    Total claims incurred.......................................      7,644,155      8,294,401
                                                                  -------------  -------------
Claims paid:
  Current year..................................................  $  (5,328,073) $  (6,019,531)
  Prior years...................................................     (2,403,490)    (2,472,435)
                                                                  -------------  -------------
    Total claims paid...........................................     (7,731,563)    (8,491,966)
                                                                  -------------  -------------
Balance at December 31:
  Net claims liabilities........................................      2,175,750      2,263,158
  Plus reinsurance recoverables.................................      2,175,750      2,263,158
                                                                  -------------  -------------
                                                                  $   4,351,500  $   4,526,316
                                                                  -------------  -------------
                                                                  -------------  -------------

6. SURPLUS NOTE AND WARRANT

    On December 29, 1995 Arista issued a $3,000,000 surplus note (the "Note") to The Cologne Life Underwriting Management Company ("CLUMCO") in conjunction with an assumption reinsurance agreement which became effective retroactive to October 1, 1995 (see Note 12). The Note bears interest at 10.5% per annum and provides for interest only payable for the first and second year with the principal to be repaid one-eighth each year from the third to the tenth year, from the date of closing. Repayments of principal and interest can only be made out of any free and divisible surplus of Arista, and are each subject to the prior approval of the Superintendent of Insurance of the State of New York, if in his judgment, the financial condition of Arista warrants such payments. If the principal and interest are not repaid in full at the end of ten years, the Note renews annually for additional one-year terms until the principal and interest are repaid. Interest expense for the year ended December 31, 1996 totaled $315,000.

    In connection with the issuance of the Note, and as an inducement to enter into the transaction with Arista, the Company issued a warrant certificate to purchase 150,000 shares (subject to adjustment for stock dividends or stock splits and prepayment of the Note) of its Class A common stock to CLUMCO. The certificate is exercisable after October 1996 at an exercise price of $3.50 per share and expires in December 2005. The aggregate value of the warrant of $150,000, based on an independent appraisal of $1.00 per underlying share, has been reflected in stockholders' equity with the corresponding discount charged to surplus note discount. The discount is being amortized to operations over the option period of 10 years using the interest method. Amortization for the year ended December 31, 1996 was $15,000.

                             ARISTA INVESTORS CORP.

                        DECEMBER 31, 1996, 1995 AND 1994

6. SURPLUS NOTE AND WARRANT (CONTINUED)
    In the event of liquidation of Arista, repayment of the balance of the Note and accrued interest thereon shall be paid out of any assets remaining after the payment of all policy obligations and all other liabilities, but before distribution of assets to stockholders. In the event of a Corporate Event (see
Note 8), the balance of the Note and accrued interest thereon is to be paid on demand prior to closing of such sale provided, however, that any such payment or repayment shall be paid out of the free and divisible surplus of Arista, and with the prior approval of the Superintendent of Insurance of the State of New York, if in his judgment, the financial condition of such insurer merits it.

7. LEASE COMMITMENTS

    Pursuant to a sublease agreement between the Company and Arista, Arista reimbursed the Company for 80.26% of the Company's lease obligations through May 31, 1995, and 97.90% thereafter. Under an agreement effective January 1, 1993, the Company paid monthly rent at an annual base rate of $141,696 until a new lease was executed. On January 9, 1995, the Company entered into a five-year lease for its new principal executive office space, effective June 1, 1995. The lease requires monthly base rental payments of $16,925 plus utilities and a proportionate share of various operating expenses. The Company rents additional storage space on a month-to-month basis.

    The minimum rental commitments under the operating leases for office space for the four-year period ending May 31, 2000 are as follows:

1997..............................................................  $ 208,821
1998..............................................................    218,635
1999..............................................................    228,450
2000..............................................................     96,892
                                                                    ---------
                                                                    $ 752,798
                                                                    ---------
                                                                    ---------

    The Company has the option to terminate the lease provided it notifies the landlord ninety (90) days prior to the termination date, and reimburses the landlord for the unamortized portion of the landlord's contribution of approximately $200,000 for leasehold improvements in June 1995.

    Under a separate sublease, the Company was reimbursed by The Saltzman/Kooper Agency, Inc., an affiliate controlled by a director of the Company, for a percentage (16.45%) of the lease costs. The sublease arrangement expired May 31, 1995.

    Consolidated rent expense, net of sublease income of approximately $11,000 in 1995, was $252,171 in 1996, $205,080 in 1995 and $137,550 in 1994.

    In December 1990 American entered into a five-year noncancellable lease agreement which called for an effective annual base rent of $44,866 plus utilities and cost of living adjustments. In December 1991 American abandoned this space and entered into an agreement which would release it from future obligations under the lease, if certain conditions specified in the agreement were met. These conditions were not met. The financial statements have not been adjusted for the effect of these events.

                             ARISTA INVESTORS CORP.

                        DECEMBER 31, 1996, 1995 AND 1994

8. COMMITMENTS AND CONTINGENCIES

    (a) EMPLOYMENT AGREEMENTS

    In July 1994, Arista entered into a five-year employment agreement with a vice president which provides for annual compensation of $125,000, annual reimbursement of automobile expenses up to $6,000 and a nonaccountable expense allowance of up to $3,600 per annum. In addition, Arista may, but is not obligated to, pay a year-end bonus as may be determined by the Board of Directors of Arista. The agreement provides that in the event of termination of the agreement by Arista, Arista would provide severance pay in an amount ranging from 100% to 60% of annual compensation of the vice president. The agreement also provides for a one-year covenant not to compete predicated upon the payment of $75,000 by Arista.

    Kooper and the Company have entered into an employment contract (the "Kooper Agreement") which expires in February, 2001 and provides for an annual base salary of $150,000.

    Arista and Stanley Mandel have entered into an employment contract (the "Mandel Agreement") which expires in February, 2001 and provides for an annual base salary of $208,750 in each of the eight years plus annual reimbursement of automobile expenses up to $9,000 and a nonaccountable expense allowance of up to $5,000 per annum.

    The Kooper and Mandel agreements provide that, in the event of a consolidation, merger or sale of all or substantially all of the assets of the Company or Arista (a "Corporate Event") the employment agreements will terminate, and upon such termination, Kooper and Mandel shall each be entitled to receive a lump sum payout. The payout would be the maximum amount that would not trigger the excise tax payable in the event of an "excess parachute payment," as such term is defined in the Internal Revenue Code of 1986, as amended for the purpose of calculating the maximum parachute payment. In addition, Arista and the Company have also provided split-dollar life insurance policies in which both Kooper and Mandel participate. Under these agreements, the Company and Arista will pay the premiums on these policies for a period of time specified in each agreement, on behalf of Kooper and Mandel. The premium payments are to be treated as loans to both Kooper and Mandel and are collateralized by the underlying policy. Insurance loans to Kooper and Mandel aggregated $168,372 and $123,806 at December 31, 1996 and 1995, respectively, and are included in receivables from related parties in the accompanying balance sheet. Additionally, Kooper and Mandel have the right to receive a lump sum retirement benefit equal to the amount of premiums paid by Arista and the Company attributable to the cumulative increase in cash value of the policies during the specified period of the policies. Each of Kooper's and Mandel's employment agreements provides that, upon the occurrence of a Corporate Event, the Company and Arista must pay to the insurance carrier such sums so as to render as "paid up" the premiums for the split-dollar life insurance provided to each of Kooper and Mandel under their respective employment agreements. At December 31, 1996 the estimated amount needed to render as paid up the premium is approximately $165,000.

    (b) UNINSURED RISK

    At December 31, 1996 and 1995 cash and equivalents on deposit with financial institutions exceeded federal deposit insurance coverage by approximately $2,108,613 and $2,551,107, respectively.

                             ARISTA INVESTORS CORP.

                        DECEMBER 31, 1996, 1995 AND 1994

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    (c) POLICY ACQUISITIONS

    Arista incurred costs under various agreements it entered into to acquire the right to offer New York State statutory disability benefits coverage to former policyholders of other disability carriers. The costs included professional fees and finder's fees as well as fees paid directly to the former disability carriers for such rights which have been capitalized and are being amortized on the straight-line basis over five to seven years. Such costs amounted to $62,389 and $588,595 for the years ended December 31, 1996 and 1995, respectively. Amortization of deferred acquisition costs charged to operations for all acquisitions were $332,633, $323,202 and $266,833 for the years ended December 31, 1996, 1995 and 1994, respectively. Accumulated amortization was $1,540,746 and $1,205,751 at December 31, 1996 and 1995, respectively.

    AMERICAN LIFE INSURANCE COMPANY OF NEW YORK. Effective July 1, 1993, Arista acquired the right to offer New York State statutory disability benefits coverage to policyholders previously covered by The American Life Insurance Company of New York under the terms of an assumption reinsurance treaty dated August 30, 1993. In consideration for this right, Arista paid a fee based on premiums earned and collected during the two-year period ended June 30, 1994. During 1995, Arista paid $14,383, and at December 31, 1995, $28 was accrued under this arrangement.

    NALIC AND AETNA. Effective January 1, 1994 Arista acquired the entire book of New York State statutory disability benefit insurance previously written by The North Atlantic Life Insurance Company of America ("NALIC") and on April 1, 1994, acquired under the terms of an assumption reinsurance treaty dated February 10, 1994, the entire book of New York State statutory nonexperience-rated state cash sickness disability insurance previously written by Aetna Life Insurance Company ("Aetna"). NALIC, with whom Arista, through December 31, 1993, had a third party administrative agreement, received a fee based on premiums paid and earned for the period January 1, 1994 through December 31, 1994. During 1995 and 1994 Arista paid $23,712 and $32,826, respectively, and at December 31, 1995, $924 was accrued under this arrangement. Aetna received a fee based on annualized premiums in force at March 31, 1994 and on premiums paid and earned for the period April 1, 1994 through March 31, 1995. During 1996, 1995 and 1994 Arista paid $7,102, $241,951 and $527,425, respectively, and at December 31, 1995, $7,102 was accrued under this arrangement.

    AMERICAN MEDICAL AND LIFE. Effective October 1, 1994, Arista entered into an indemnity reinsurance agreement with American Medical and Life Insurance Company ("American Med") dated December 29, 1994 wherein Arista assumed the book of New York State statutory disability insurance that was ceded by American Med. In addition, effective January 1, 1995, Arista, through an assumption reinsurance treaty, acquired the book of New York State statutory disability insurance that had been previously ceded by American Med. American Med received a fee based on premiums paid which were earned during the year ended September 30, 1994 and is receiving a fee based on premiums paid which will be earned for the period January 1, 1995 through June 30, 1996. During 1996 and 1995 Arista paid acquisition costs of $170,831 and $121,850, respectively, and at December 31, 1996 and 1995 $5,000 and $124,492, respectively, was accrued under this arrangement.

    COLOGNE LIFE REINSURANCE COMPANY. Effective October 1, 1995, in conjunction with a Surplus Note Agreement between Arista and CLUMCO (see Note 6), Arista and Cologne Life Reinsurance Company ("The Cologne") entered into a quota-share assumption reinsurance agreement under which Arista will

                             ARISTA INVESTORS CORP.

                        DECEMBER 31, 1996, 1995 AND 1994

8. COMMITMENTS AND CONTINGENCIES (CONTINUED) cede to The Cologne 50% of its New York State statutory disability insurance in force as of October 1, 1995 as well as any new business written or acquired after October 1, 1995.

    INSURANCE COMPANY OF GREATER NEW YORK AND GREATER NEW YORK MUTUAL INSURANCE COMPANY. In April 1996 Arista entered into an agreement with the Insurance Company of Greater New York and Greater New York Mutual Insurance Company (the "Ceding Group") which provided that effective April 1, 1996, Arista assumed the Ceding Group's New York State statutory disability business and issued assumption certificates to the policyholders of the Ceding Group. The agreement calls for Arista to pay a fee based on premiums received which will be earned during the year ending March 31, 1997. The acquisition has been accounted for under the purchase method of accounting. During 1996 Arista paid acquisition costs of $62,325, and at December 31, 1996 $23,132 was receivable from the Ceding Group under this arrangement.

    (d) OTHER MATTERS

    (1) Effective July 1, 1993, Arista entered into an agreement to perform certain administrative services for The Guardian. Fees for these services are determined in accordance with a prescribed schedule based on the type of service provided. The agreement will remain in effect until terminated by either party upon 180 days prior written notice.

    (2) Effective January 1, 1995, Arista entered into an agreement to perform certain administrative services for the United States Life Insurance Company in the City of New York, a competitor in the business of writing statutory disability benefits insurance. Fees for these services are determined in accordance with a prescribed schedule based on the type of service provided. The agreement will remain in effect until terminated by either party upon 180 days prior written notice.

    (3) Effective April 1, 1995, the Company entered into an agreement to perform certain administrative services for the American Bankers Insurance Company of Florida. Fees for these services are determined in accordance with a prescribed schedule based on the type of service provided. The agreement will remain in effect until terminated by either party upon 180 days prior written notice.

    (4) Effective March 1, 1996, Arista entered into an agreement to perform certain administrative services for Hartford Life and Accident Insurance Company's ("Hartford") Temporary Disability Insurance ("TDI") policies. Fees for these services are determined in accordance with a prescribed schedule based on the type of service provided. The agreement will remain in effect until terminated by either party upon 180 days prior written notice.

    (e) REINSURANCE

    As discussed in Note 12, the Company is contingently liable with respect to reinsurance ceded to The Cologne which would become a liability to Arista in the event of default of The Cologne under the reinsurance agreements.

                             ARISTA INVESTORS CORP.

                        DECEMBER 31, 1996, 1995 AND 1994

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Effective April 1, 1994 Arista entered into a reinsurance agreement with Allianz Life Insurance Company of North America ("Allianz") wherein Arista assumed Hawaii's TDI group policies ceded by Allianz during 1994. This agreement was terminated by Allianz on February 29, 1996. Reinsurance transactions for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                             GROSS       CEDED        NET
                                                             AMOUNT      AMOUNT      AMOUNT
                                                           ----------  ----------  ----------
1996
  Premium receivable.....................................  $   --      $   --      $   --
  Claims liabilities.....................................  $   --      $   --      $   --
  Unearned premiums......................................  $   --      $   --      $   --
1995
  Premium receivable.....................................  $  345,000  $  172,500  $  172,500
  Claims liabilities.....................................  $  160,000  $   80,000  $   80,000
  Unearned premiums......................................  $   27,360  $   13,680  $   13,680
1994
  Premium receivable.....................................  $  324,000  $  162,000  $  162,000
  Claims liabilities.....................................  $  111,200  $   55,600  $   55,600
  Unearned premiums......................................  $   --      $   --      $   --

    Effective March 1, 1996 Arista ceded its entire assumption reinsurance book of TDI to Hartford. Arista will receive a fee based on collected and earned premiums generated by this book of business for each of the next four years.

                             ARISTA INVESTORS CORP.

                        DECEMBER 31, 1996, 1995 AND 1994

9. STOCK OPTIONS AND WARRANTS

    Transactions involving stock options and warrants in each of the years ended December 31, 1996, 1995 and 1994 are summarized below:

                                                           INCENTIVE             NON-QUALIFIED
                                                         STOCK OPTIONS           STOCK OPTIONS             WARRANTS
                                                    -----------------------  ---------------------  ----------------------
                                                                 AGGREGATE              AGGREGATE               AGGREGATE
                                                      SHARES      AMOUNT      SHARES      AMOUNT    SHARES(1)     AMOUNT
                                                    ----------  -----------  ---------  ----------  ----------  ----------
Options and warrants outstanding:
  January 1, 1992.................................     296,400  $   467,098     17,600  $   24,640     450,000  $  919,000
    1992 Expired..................................      --          --          --          --         (85,000)   (408,000)
    1992 Surrendered..............................      (1,000)      (2,625)    --          --          --          --
                                                    ----------  -----------  ---------  ----------  ----------  ----------
December 31, 1992, 1993 and 1994..................     295,400      464,473     17,600      24,640     365,000     511,000
    1995 Issued (Note 6)..........................      --          --          --          --         150,000     525,000
    1995 Expired..................................     (10,000)     (21,250)    --          --          --          --
                                                    ----------  -----------  ---------  ----------  ----------  ----------
  December 31, 1995...............................     285,400      443,223     17,600      24,640     515,000   1,036,000
    1996 Exercised................................    (256,900)    (359,660)   (17,600)    (24,640)   (365,000)   (511,000)
                                                    ----------  -----------  ---------  ----------  ----------  ----------
  December 31, 1996...............................      28,500  $    83,563     --      $   --         150,000  $  525,000
                                                    ----------  -----------  ---------  ----------  ----------  ----------
                                                    ----------  -----------  ---------  ----------  ----------  ----------

------------------------

(1) Warrants to purchase 365,000 shares of Class A common stock at an exercise price of $1.40 per share were granted to Kooper in 1986. Warrants to purchase 85,000 shares of Class A common stock at an exercise price of $4.80 per share were granted to the underwriter in connection with the IPO. Warrants to purchase 150,000 shares of Class A common stock at an exercise price of $3.50 per share were granted to CLUMCO in December 1995, in connection with the issuance of a Surplus Note (see Note 6) and a new reinsurance agreement with Arista (see Notes 8 and 12), October 1995. In June 1996 warrants to purchase 365,000 shares and options to purchase 274,500 shares of Class A common stock at $1.40 per share were exercised by Kooper, Mandel, an officer of the Company, and two officers of Arista.

    There were no transactions during 1994 and 1993 with respect to outstanding options and warrants.

    1985 PLAN

    The 1985 Incentive Stock Option Plan (the "1985 Plan") provides for the grant of options, until May 14, 1995 (as amended), to purchase up to 200,000 shares of the Company's Class A common stock by key employees of the Company upon terms and conditions determined by the Board of Directors of the Company (the "Board"). Such options are exercisable over a five-year period, beginning two years from the date of grant, subject to certain limited exceptions, at a price not less than 100% of the fair market value at the time the option is granted or, in the case of an incentive stock option granted to a stockholder owning more than 10% of the shares of the Company's common stock at a price not less than 110% of the fair market value at the date of grant. In June 1986, the 1985 Plan was amended to increase the exercise period to ten years in the case of an incentive stock option granted to a stockholder owning less than 10% of the Company's common stock, and to permit the exercise of options at the date of grant. In June 1996 options to purchase 198,500 shares were exercised at $1.40 per share, resulting in additional compensation expense of $240,840 for the year ended December 31, 1996.

                             ARISTA INVESTORS CORP.

                        DECEMBER 31, 1996, 1995 AND 1994

9. STOCK OPTIONS AND WARRANTS (CONTINUED)

    1986 PLAN

    The 1986 Incentive Stock Option Plan (the "1986 Plan") provides for the grant of options, until November 15, 1997, to purchase up to 86,900 shares of the Company's Class A common stock. In June 1996 options to purchase 58,400 shares were exercised at $1.40 per share. Ten thousand options granted on June 24, 1987 will expire on June 23, 1997, and 18,500 options granted on November 16, 1987 will expire on November 15, 1997. The 1986 Plan is similar in all other respects to the 1985 Plan, as amended.

    OTHER

    During June 1986, the Board granted to Kooper a warrant to purchase 365,000 shares of Class A common stock at an exercise price of $1.40 per share, exercisable over a ten-year period ending June 15, 1996. In connection therewith, a non-qualified stock option previously granted to Kooper in 1978 was surrendered. Also in June 1986, the Board granted to Mandel non-qualified options to purchase 17,600 shares of Class A common stock at an exercise price of $1.40 per share, exercisable within the ten-year period following the date of grant. Such warrants and options were exercised in June. In December 1996, certain qualified options were sold, which triggered income to seller and additional compensation expense to the Company. Compensation expense aggregated $757,350 in the year ended December 31, 1996.

    The Company granted CLUMCO a warrant exercisable commencing in October 1996, for the purchase of up to 150,000 shares of the Company's Class A common stock at an exercise price of $3.50 per share, exercisable over a ten-year period ending in December 2005, subject to certain conditions (see Note 6).

10. STOCKHOLDERS' EQUITY

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

    In June 1996, Kooper and the Company entered into a letter agreement under which the Company obtained an option to acquire the 47,400 issued and outstanding shares of Class B common stock held by Kooper. The option is exercisable by a vote of the majority of Class A directors and by delivering to Kooper, at the Company's option, either 47,400 shares of Class A common stock, or cash equal to the fair market value of 47,400 shares of Class A common stock at the date of exercise plus the cancellation and extinguishment of his Note (see Note 4) upon payment of all accrued but unpaid interest. The option expires June 14, 2001 or terminates upon Kooper's death.

    In November 1987, the Company purchased 10,000 shares of Class A common stock at a cost of $26,740, which are being held in treasury.

    At December 31, 1996 and 1995, 225,900 and 865,400 shares, respectively, of Class A common stock were reserved for conversion of Class B common stock and for the exercise of the options and warrants.

                             ARISTA INVESTORS CORP.

                        DECEMBER 31, 1996, 1995 AND 1994

10. STOCKHOLDERS' EQUITY (CONTINUED)
    On March 9, 1994 Arista's Board authorized the payment of a dividend to the Company in the amount of $215,945 and rescinded such authorization on June 14, 1994. In May 1994, as subsequently authorized by Arista's Board, Arista paid a dividend of $224,799 to the Company. In April 1996, as authorized by Arista's Board, Arista paid a dividend of $111,684 to the Company.

11. INCOME TAXES

    At December 31, 1996 and 1995 deferred tax assets aggregated $1,334,331 and $1,025,739, respectively, and deferred tax liability aggregated $1,401,922 and $1,648,166, respectively, as follows:

                                                                         1996        1995
                                                                      ----------  ----------
Deferred tax asset:
  Commissions payable...............................................  $  281,713  $  122,879
  Investment in securities..........................................       9,832      59,933
  Reinsurance.......................................................     679,876     834,062
  Other.............................................................       3,499       8,865
  NOL carryforward..................................................     554,838      --
                                                                      ----------  ----------
    Total deferred tax asset........................................   1,529,758   1,025,739
                                                                      ----------  ----------
Deferred tax liability:
  Investment in securities..........................................      --           4,026
  Deferred acquisition costs........................................     308,153     360,529
  Claims liabilities................................................     156,488     155,023
  Reinsurance due...................................................   1,118,078   1,111,962
  Other.............................................................      25,368      16,626
                                                                      ----------  ----------
    Total deferred tax liability....................................   1,608,087   1,648,166
                                                                      ----------  ----------
    Net deferred tax liability......................................  $   78,329  $  622,427
                                                                      ----------  ----------
                                                                      ----------  ----------

    The following is a reconciliation of the statutory U.S. Federal income tax rate to the effective tax rate as reflected in the accompanying consolidated statements of operations:

                                                           1996                       1995                       1994
                                               ----------------------------  -----------------------  --------------------------
                                                               PERCENTAGE                PERCENTAGE                 PERCENTAGE
                                                                OF PRETAX                 OF PRETAX                  OF PRETAX
                                                  AMOUNT         INCOME        AMOUNT      INCOME       AMOUNT        INCOME
                                               -------------  -------------  ----------  -----------  -----------  -------------
Income (loss) before income taxes from
  continuing operations......................  $  (1,649,525)                $  151,480               $  (321,087)
                                               -------------        -----    ----------       -----   -----------        -----
                                               -------------        -----    ----------       -----   -----------        -----
Tax provision (benefit) at statutory rates...  $    (560,839)       (34.0)   $   51,503        34.0   $  (109,140)       (34.0)
Increase (decrease) in income taxes resulting
  from:
  Discontinued operations....................       --                          131,778        87.0       --            --
  State franchise and local taxes, net of
    federal benefit..........................         46,615          2.8        41,397        27.3        43,175         13.4
  Other......................................         40,562          2.5        --          --           (13,995)        (4.3)
                                               -------------        -----    ----------       -----   -----------        -----
Income tax provision (benefit)...............  $    (473,662)       (28.7)   $  224,678       148.3   $   (79,960)       (24.9)
                                               -------------        -----    ----------       -----   -----------        -----
                                               -------------        -----    ----------       -----   -----------        -----

                             ARISTA INVESTORS CORP.

                        DECEMBER 31, 1996, 1995 AND 1994

11. INCOME TAXES (CONTINUED)
    The provision (benefit) for income taxes consists of the following at December 31, 1996, 1995, and 1994:

                                                            1996         1995         1994
                                                         -----------  -----------  ----------
Currently payable (benefit):
  Federal..............................................  $   --       $  (208,709) $   --
  State and local......................................       70,436       90,000     126,900
                                                         -----------  -----------  ----------
                                                              70,436     (118,709)    126,900
                                                         -----------  -----------  ----------
Deferred tax asset:
  January 1,...........................................   (1,025,739)     (11,476)    (11,102)
  December 31,.........................................     (974,920)  (1,025,739)    (11,476)
                                                         -----------  -----------  ----------
                                                              50,819   (1,014,263)       (374)
                                                         -----------  -----------  ----------
Deferred tax liability:
  January 1,...........................................    1,648,166      290,516     290,142
  December 31,.........................................    1,608,087    1,648,166     290,516
                                                         -----------  -----------  ----------
                                                             (40,079)   1,357,650         374
                                                         -----------  -----------  ----------
    Net deferred tax...................................       10,740      343,387      --
                                                         -----------  -----------  ----------
                                                              81,176      224,678     126,900
Net operating loss benefit.............................     (554,838)     --         (206,858)
                                                         -----------  -----------  ----------
    Net income tax provision (benefit).................  $  (473,662) $   224,678  $  (79,960)
                                                         -----------  -----------  ----------
                                                         -----------  -----------  ----------

12. REINSURANCE

    Effective October 1, 1993, Arista entered into a new agreement ("Agreement # 3") with Harbourton whereby Arista agreed to cede by way of reinsurance, a 50% quota share of Arista's liability with respect to the insurance business written to policyholders. In 1994 and 1995 Harbourton received a fee based on premiums ceded. The agreement was terminated on September 30, 1995.

    Effective October 1, 1995, Arista entered into a reinsurance agreement with The Cologne (see Notes 6 and 8) whereby Arista ceded by way of reinsurance, a 50% quota share participation in Arista's insurance business, both for policies in force as of October 1, 1995 and for all new insurance business written or acquired on or after October 1, 1995. The agreement calls for Arista to pay to The Cologne its proportionate share of the gross premium written less a provisional ceding commission of 25%, which includes premium tax, less The Cologne's proportionate share of the gross losses applicable to this business. The provisional ceding commission will be adjusted quarterly. At December 31, 1996 and 1995, $88,260 and $111,783, respectively, was accrued by Arista under this agreement. The Cologne will also allow Arista an annual profit commission of 2% of annual gross earned premiums ceded to The Cologne if a certain loss ratio is achieved. The agreement shall remain in force indefinitely, subject to cancellation by The Cologne upon 90 days notice and subject to cancellation by Arista five years after full repayment of the Surplus Note (Note 6) and upon 90 days prior notice.

                             ARISTA INVESTORS CORP.

                        DECEMBER 31, 1996, 1995 AND 1994

12. REINSURANCE (CONTINUED)
    Ceded transactions for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                         GROSS         CEDED          NET
                                                         AMOUNT        AMOUNT        AMOUNT
                                                      ------------  ------------  ------------
1996
  Premium receivable................................  $  4,304,200  $  2,152,100  $  2,152,100
  Claims liabilities................................  $  4,351,500  $  2,175,750  $  2,175,750
  Unearned premiums.................................  $  1,397,380  $    698,690  $    698,690
  Commissions payable...............................  $    766,575  $    722,340  $  1,488,915
1995
  Premium receivable................................  $  5,131,705  $  2,565,852  $  2,565,853
  Claims liabilities................................  $  4,526,315  $  2,263,157  $  2,263,158
  Unearned premiums.................................  $  1,328,210  $    664,105  $    664,105
  Commissions payable...............................  $    942,478  $    361,410  $  1,303,888
1994
  Premium receivable................................  $  6,328,500  $  3,164,250  $  3,164,250
  Claims liabilities................................  $  4,921,446  $  2,460,723  $  2,460,723
  Unearned premiums.................................  $  1,358,365  $    679,182  $    679,183
  Commissions payable...............................  $  1,294,866  $     24,345  $  1,319,211

    A contingent liability exists with respect to reinsurance ceded which would become a liability of Arista and the Company in the event that The Cologne is unable to meet the obligations assumed under the reinsurance agreement.

13. INVESTMENTS

    Investments at December 31, 1996 and 1995 consisted of the following types:

                                                                        1996          1995
                                                                    ------------  ------------
Held-to-maturity securities.......................................  $  2,696,220  $  2,654,939
Available-for-sale securities.....................................        56,920       129,502
Trading securities................................................           319           660
                                                                    ------------  ------------
                                                                    $  2,753,459  $  2,785,101
                                                                    ------------  ------------
                                                                    ------------  ------------

    Trading securities are adjusted to fair value and carried in the accompanying financial statements. The aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized cost for

                             ARISTA INVESTORS CORP.

                        DECEMBER 31, 1996, 1995 AND 1994

13. INVESTMENTS (CONTINUED)
available-for-sale and held-to-maturity securities by major security type at December 31, 1996 and 1995 are as follows:

                                                                             AVAILABLE-FOR-SALE SECURITIES
                                                                   --------------------------------------------------
                                                                                   GROSS         GROSS
                                                                   AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                                      COST         GAINS        LOSSES       VALUE
                                                                   ----------  -------------  -----------  ----------
December 31, 1996:
  Redeemable preferred securities................................  $   84,149    $  --         $  27,229   $   56,920
                                                                   ----------        -----    -----------  ----------
                                                                   $   84,149    $  --         $  27,229   $   56,920
                                                                   ----------        -----    -----------  ----------
                                                                   ----------        -----    -----------  ----------
December 31, 1995:
  Redeemable preferred securities................................  $  141,344    $  --         $  11,842   $  129,502
                                                                   ----------        -----    -----------  ----------
                                                                   $  141,344    $  --         $  11,842   $  129,502
                                                                   ----------        -----    -----------  ----------
                                                                   ----------        -----    -----------  ----------

                                                                        HELD-TO-MATURITY SECURITIES
                                                           ------------------------------------------------------
                                                                            GROSS         GROSS
                                                            AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                                               COST         GAINS         LOSSES        VALUE
                                                           ------------  ------------  ------------  ------------
December 31, 1996:
  Corporate debt securities..............................  $     53,601  $    --       $      4,601  $     49,000
  U.S. Treasury securities...............................     2,642,619         9,959        51,368     2,601,210
                                                           ------------  ------------  ------------  ------------
                                                           $  2,696,220  $      9,959  $     55,969  $  2,650,210
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
December 31, 1995:
  U.S. Treasury securities...............................  $  2,654,939  $     37,337  $    --       $  2,692,276
                                                           ------------  ------------  ------------  ------------
                                                           $  2,654,939  $     37,337  $    --       $  2,692,276
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

    Securities with amortized costs (which approximate their fair value) of $3,087,000 and $3,000,000 were reported as cash equivalents in 1996 and 1995, respectively.

    Arista maintains a custodial investment account pursuant to the requirements of the NYSID. Net investment income for the years ended 1996, 1995 and 1994 consisted of the following:

                                                              1996        1995        1994
                                                           ----------  ----------  ----------
Interest and dividends:
  Bonds and long-term investments........................  $  161,812  $  174,156  $  174,707
  Short-term investments.................................     258,391      77,978      40,773
                                                           ----------  ----------  ----------
    Total interest and dividends.........................     420,203     252,134     215,480
Interest on note receivable from related party...........      20,336      --          --
                                                           ----------  ----------  ----------
    Total investment income..............................  $  440,539  $  252,134  $  215,480
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

                             ARISTA INVESTORS CORP.

                        DECEMBER 31, 1996, 1995 AND 1994

13. INVESTMENTS (CONTINUED)
    Details of realized and unrealized gains and losses on investments for the years ended December 31, 1996 and 1995 were as follows:

                                                                                 1996       1995
                                                                               ---------  ---------
Realized losses
  Redeemable preferred securities............................................  $    (208) $     137
                                                                               ---------  ---------
                                                                                    (208)       137
                                                                               ---------  ---------
Unrealized losses
  Equity securities..........................................................       (159)      (358)
                                                                               ---------  ---------
                                                                                    (159)      (358)
                                                                               ---------  ---------
    Net losses...............................................................  $    (367) $    (221)
                                                                               ---------  ---------
                                                                               ---------  ---------

    The following schedule sets forth the respective maturity dates as at December 31, 1996:

                                                                        AVAILABLE-FOR-SALE
                                                                            SECURITIES
                                                                    --------------------------
                                                                     AMORTIZED        FAIR
                                                                        COST         VALUE
                                                                    ------------  ------------
Due after one year through five years.............................  $     84,149  $     56,920
                                                                    ------------  ------------
    Total.........................................................  $     84,149  $     56,920
                                                                    ------------  ------------
                                                                    ------------  ------------

                                                                         HELD-TO-MATURITY
                                                                            SECURITIES
                                                                    --------------------------
                                                                     AMORTIZED        FAIR
                                                                        COST         VALUE
                                                                    ------------  ------------
Due in one year or less...........................................  $    125,018  $    125,039
Due after one year through five years.............................     1,576,407     1,551,827
Due after five years through ten years............................       941,194       924,344
Due after ten years...............................................        53,601        49,000
                                                                    ------------  ------------
    Total.........................................................  $  2,696,220  $  2,650,210
                                                                    ------------  ------------
                                                                    ------------  ------------

14. STATUTORY MATTERS

    The following summaries reconcile net stockholder's equity and net income
(loss) of Arista on the statutory basis of accounting ("SAP") with the amount of such equity and net income (loss) included in the

                             ARISTA INVESTORS CORP.

                        DECEMBER 31, 1996, 1995 AND 1994

14. STATUTORY MATTERS (CONTINUED)
financial statements of Arista prepared on the basis of generally accepted accounting principles for each of the years ended December 31, 1996, 1995, and 1994:

                                                                            1996           1995           1994
                                                                        -------------  -------------  ------------
Capital and surplus reported for SAP purposes.........................  $   6,175,568  $   6,432,629  $  3,651,842
Add (deduct):
  Inclusion of nonadmitted assets.....................................      1,956,065      1,872,086     1,430,554
  Surplus notes payable...............................................     (3,000,000)    (3,000,000)      --
  Deferred costs, net of tax..........................................        205,689        441,221       194,776
  Claims reserves, net of tax.........................................        509,495        559,193       433,848
  Intangible assets, net..............................................       --             --             616,168
  Unrealized depreciation on marketable securities....................        (31,425)       (16,038)      (30,278)
  Other, net of tax...................................................         18,427         70,330       209,094
  Adjustment to premiums receivable, net of tax.......................        533,443        533,443      (110,841)
  Prior period tax over accrual.......................................       (359,082)      (360,883)     (279,000)
  Realized gain on investments, net of tax............................        (27,720)       (33,853)      (24,998)
                                                                        -------------  -------------  ------------
    Stockholder's equity reported in Arista's financial statements....  $   5,980,460  $   6,498,128  $  6,091,165
                                                                        -------------  -------------  ------------
                                                                        -------------  -------------  ------------
Net income (loss) reported for SAP purposes...........................  $     (61,398) $     231,349  $    159,502
Add (deduct):
  Deferred costs, net of tax..........................................       (235,532)       131,036        45,436
  Other...............................................................        (51,902)       (48,427)       (8,098)
  Claims reserves, net of tax.........................................        (49,698)       (20,922)       12,029
  Adjustment to premiums receivable, net of tax.......................       --              504,752       (64,349)
  Realized loss on investments, net of tax............................          6,133       --               4,055
  Amortization of intangible asset, net of tax........................       --             (122,705)       (7,318)
  Gain on sale of subsidiary, net of tax..............................       --              (76,404)      --
  Income tax expense differences......................................          1,800       (210,152)      137,660
                                                                        -------------  -------------  ------------
    Net income (loss) reported in Arista's financial statements.......  $    (390,597) $     388,527  $    278,917
                                                                        -------------  -------------  ------------
                                                                        -------------  -------------  ------------

    Arista was in compliance with the NYSID minimum statutory capital and surplus requirement of $300,000 at December 31, 1996, 1995 and 1994.

    Under the New York State Insurance Law, Arista may pay dividends to the Company only out of its statutory earned surplus. In addition, the maximum amount of dividends that may be paid in any twelve-month period without regulatory approval is the lesser of the adjusted net investment income or 10% of its surplus. During 1996 Arista paid a dividend of $111,684. During 1994 Arista paid a dividend to the Company of $224,799.

                             ARISTA INVESTORS CORP.

                        DECEMBER 31, 1996, 1995 AND 1994

15. BUSINESS ACQUISITION

    STOCK PURCHASE AGREEMENT

    On December 31, 1991, Arista entered into an agreement to acquire all the outstanding shares of American. In December 1991 the NYSID approved the assumption of American's disability business by Arista and approved the acquisition of American in April 1992. The acquisition was accounted for as a purchase. The purchase price was originally to consist of: (1) a $175,000 cash payment; (2) a credit against the purchase price of $898,973, which represented American's statutory negative capital and surplus balance as of December 31, 1991; and (3) an amount equal to 7 1/2% of earned premiums, as defined, on American policies renewed or rewritten during the period commencing January 1, 1992 and ending December 31, 1993.

    Arista had the right to make certain adjustments to the purchase price for various income and expense items as mutually agreed upon. All payments due under the agreement were to be held in escrow until the final purchase price was determined, prior to October 15, 1994. Due to a shortfall in earned premiums and certain agreed-upon adjustments to the purchase price no payments were due to American. Expenses incurred by the Company in connection therewith were capitalized as part of the purchase price, and were written off in connection with the sale of American as discussed in Note 3.

    Under the purchase method of accounting, the allocation of the purchase price to the fair value of American's assets and liabilities is required. Such allocation was finalized in 1994 when the purchase price was finally determined. The excess of fair value of net assets acquired over the purchase price of $216,740 was allocated to reduce the intangible asset. The intangible asset was written off in 1995 in connection with the sale of American (see Note 3). Amortization expense was $248,957 and $189,865, respectively, for the years ended December 31, 1995 and 1994.

16. INDUSTRY SEGMENTS

    The Company is engaged principally in the business of writing disability insurance policies in New York State. In 1993 the Company amended the charter and license of Arista to write glass insurance which is part of the property and casualty line of business. The Company also provides third party administrative services for other insurance companies, including competitor entities. Except for disability insurance segment, all other segments of the Company are insignificant. Revenues by segment for the years ended December 31, 1996, 1995 and 1994 was as follows:

                                                      1996           1995           1994
                                                  -------------  -------------  -------------
Disability insurance............................  $  23,160,259  $  26,091,714  $  26,188,858
Property and casualty...........................       --             --             --
Third party administrative......................        260,664        204,367        160,248
                                                  -------------  -------------  -------------
    Total revenues..............................  $  23,420,923  $  26,296,081  $  26,349,106
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------

17. MAJOR CUSTOMER

    Premiums earned from a major customer accounted for approximately 11% of total gross premiums earned for the year ended December 31, 1996.

                             ARISTA INVESTORS CORP.

                        DECEMBER 31, 1996, 1995 AND 1994

18. FOURTH QUARTER ADJUSTMENT

    During the fourth quarter of 1996, the Company recorded a charge to operations of $757,350 ($0.29 per share), representing compensation resulting from the exercise of stock warrants and options by certain officers of the Company and Arista.

                             ARISTA INVESTORS CORP.

                                   SCHEDULE I

                      SUMMARY OF INVESTMENTS -- OTHER THAN
                         INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1996

                                                                                                         AMOUNT
                                                                            COST OR                     SHOWN IN
                                                                           AMORTIZED       MARKET     THE BALANCE
TYPE OF INVESTMENT                                                            COST         VALUE         SHEET
------------------------------------------------------------------------  ------------  ------------  ------------
Held-to-maturity securities:
  United States Government and government agencies and authorities......  $  2,642,618  $  2,601,210  $  2,642,618
  Corporate debt securities.............................................        53,602        49,000        53,602
                                                                          ------------  ------------  ------------
      Total.............................................................     2,696,220     2,650,210     2,696,220
Available for sale:
  Redeemable preferred stocks...........................................        84,149        56,920        56,920
Trading security:
  Common stock..........................................................         1,279           319           319
                                                                          ------------  ------------  ------------
                                                                          $  2,781,648  $  2,707,449  $  2,753,459
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                             ARISTA INVESTORS CORP.
                                  SCHEDULE II
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (Parent Company Only)

                                 BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1996          1995
                                                                                        ------------  ------------
                                                      ASSETS
Investment in subsidiaries............................................................  $  6,496,979  $  7,051,662
Cash and equivalents..................................................................       465,316       305,657
Prepaid expenses and other assets.....................................................       119,258       128,015
Note receivable from related party....................................................       500,000       --
Deferred tax asset....................................................................       447,597       --
                                                                                        ------------  ------------
        Total assets..................................................................  $  8,029,150  $  7,485,334
                                                                                        ------------  ------------
                                                                                        ------------  ------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Accounts payable and accrued expenses.............................................  $    310,593  $    156,789
    Due to subsidiaries, net..........................................................       948,063     1,045,386
                                                                                        ------------  ------------
        Total liabilities.............................................................     1,258,656     1,202,175
Stockholders' equity..................................................................     6,770,494     6,283,159
                                                                                        ------------  ------------
        Total liabilities and stockholders' equity....................................  $  8,029,150  $  7,485,334
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                            STATEMENTS OF OPERATIONS

                                                                                  YEARS ENDED DECEMBER 31,
                                                                           ---------------------------------------
                                                                               1996          1995         1994
                                                                           -------------  -----------  -----------
Investment income........................................................  $      33,158  $    17,883  $    12,814
Corporate and administrative expenses....................................      1,337,158      464,340      737,580
                                                                           -------------  -----------  -----------
    Loss from operations before income tax benefits and equity in net
      income (loss) of subsidiaries......................................     (1,304,000)    (446,457)    (724,766)
Income tax expense (benefits)............................................       (693,367)     256,411     (204,720)
                                                                           -------------  -----------  -----------
    Loss from operations before equity in net income (loss) of
      subsidiaries.......................................................       (610,633)    (702,868)    (520,046)
Equity in net income (loss) of subsidiaries..............................       (565,230)     959,391      278,917
                                                                           -------------  -----------  -----------
      Net income (loss)..................................................  $  (1,175,863) $   256,523  $  (241,129)
                                                                           -------------  -----------  -----------
                                                                           -------------  -----------  -----------

    The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Arista Investors Corp. at December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996.

                             ARISTA INVESTORS CORP.
                                  SCHEDULE II
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                                1996          1995        1994
                                                                            -------------  ----------  -----------
Cash flows from operating activities:
  Net income (loss).......................................................  $  (1,175,863) $  256,523  $  (241,129)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation..........................................................          1,629       1,039          450
    Equity in net (income) loss of subsidiaries...........................        565,230    (959,391)    (278,917)
    Compensation arising from exercise of options and warrants............        757,350      --          --
  Increase (decrease) in assets and liabilities:
  Due to subsidiaries.....................................................        (97,323)    481,502      293,547
  Prepaid expenses and other assets.......................................          7,128     215,838     (185,845)
  Deferred tax asset......................................................       (447,597)     --          --
  Accounts payable and accrued expenses...................................        153,804    (158,417)     284,578
                                                                            -------------  ----------  -----------
        Net cash used in operating activities.............................       (235,641)   (162,906)    (127,316)
                                                                            -------------  ----------  -----------
Cash flows from investing activities:
  Purchases of investments, net...........................................       --            --         (207,818)
  Proceeds from sale of investments.......................................       --           207,818       12,604
  Dividend from subsidiary................................................       --            --          224,799
                                                                            -------------  ----------  -----------
        Net cash provided by investing activities.........................       --           207,818       29,585
                                                                            -------------  ----------  -----------
Cash flows from financing activities:
  Issuance of Class A common stock........................................        395,300      --          --
                                                                            -------------  ----------  -----------
        Net cash provided by financing activities.........................        395,300      --          --
                                                                            -------------  ----------  -----------
        Increase in cash and equivalents..................................        159,659      44,912      (97,731)
Cash and equivalents:
  Beginning of year.......................................................        305,657     260,745      358,476
                                                                            -------------  ----------  -----------
  End of year.............................................................  $     465,316  $  305,657  $   260,745
                                                                            -------------  ----------  -----------
                                                                            -------------  ----------  -----------
Supplemental disclosures of noncash investing activities:
  The Company received a note and issued Class A common stock as follows:
    Note receivable -- related party......................................  $    (500,000) $   --      $   --
    Compensation expense..................................................       (757,350)     --          --
    Issuance of Class A common stock......................................      1,652,650      --          --
                                                                            -------------  ----------  -----------
        Cash received.....................................................  $     395,300  $   --      $   --
                                                                            -------------  ----------  -----------
                                                                            -------------  ----------  -----------

    The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Arista Investors Corp. at December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996.

                             ARISTA INVESTORS CORP.
                                  SCHEDULE II
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                             (PARENT COMPANY ONLY)

                    NOTES TO CONDENSED FINANCIAL INFORMATION
                        DECEMBER 31, 1996, 1995 AND 1994

1. BASIS OF PRESENTATION

    Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Information of the Registrant does not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is therefore suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report as referenced in Form 10-K, Part II,
Item 8, pages F-1 to F-35.

2. CASH DIVIDENDS FROM SUBSIDIARY

    The following dividends were paid to the Company by its subsidiary, Arista Insurance Company:

April 1996................................................  $ 111,684
                                                            ---------
May 1994..................................................  $ 224,799
                                                            ---------

                             ARISTA INVESTORS CORP.
                                  SCHEDULE III
                        SUPPLEMENTAL SEGMENT INFORMATION
                               DECEMBER 31, 1996

                                                     FUTURE
                                                     POLICY
                                                    BENEFITS,                     OTHER
                                                     LOSSES,                     POLICY
                                       DEFERRED      CLAIMS                    CLAIMS AND                      NET
                                        POLICY      AND LOSS     UNEARNED       BENEFITS        PREMIUM     INVESTMENT
              SEGMENT                ACQUISITION    EXPENSES     PREMIUMS        PAYABLE        REVENUE       INCOME
             COLUMN A                  COLUMN B     COLUMN C     COLUMN D       COLUMN E       COLUMN F      COLUMN G
-----------------------------------  ------------  -----------  -----------  ---------------  -----------  ------------
Disability insurance...............   $  790,137    $4,351,500   $1,397,380     $  --         1$1,580,130   $  440,539
Property and casualty..............       --           --           --             --             --            --
Third party administrative
  service..........................       --           --           --             --            260,664        --
                                     ------------  -----------  -----------         -----     -----------  ------------
                                      $  790,137    $4,351,500   $1,397,380     $  --         1$1,840,794   $  440,539
                                     ------------  -----------  -----------         -----     -----------  ------------
                                     ------------  -----------  -----------         -----     -----------  ------------


                                       BENEFIT,     AMORTIZATION
                                       CLAIMS,      OF DEFERRED
                                      LOSSES AND       POLICY         OTHER
                                      SETTLEMENT    ACQUISITION     OPERATING    PREMIUMS
              SEGMENT                  EXPENSES        COSTS        EXPENSES      WRITTEN
             COLUMN A                  COLUMN H       COLUMN I      COLUMN J     COLUMN K
-----------------------------------  ------------  --------------  -----------  -----------
Disability insurance...............   $7,644,155     $  332,633     $5,992,363  2$3,229,429
Property and casualty..............       --             --            --           --
Third party administrative
  service..........................       --             --            --           --
                                     ------------  --------------  -----------  -----------
                                      $7,644,155     $  332,633     $5,992,363  2$3,229,429
                                     ------------  --------------  -----------  -----------
                                     ------------  --------------  -----------  -----------

                             ARISTA INVESTORS CORP.

                                  SCHEDULE IV

                                  REINSURANCE
                          YEAR ENDED DECEMBER 31, 1996

                                                                                                          PERCENTAGE
                                                                CEDED         ASSUMED                      OF AMOUNT
                                                 GROSS        TO OTHER      FROM OTHER         NET          ASSUMED
                                                AMOUNT      COMPANIES(1)     COMPANIES       AMOUNT         TO NET
                                             -------------  -------------  -------------  -------------  -------------
Life insurance in force....................  $    --        $    --          $  --        $    --             --    %
                                             -------------  -------------        -----    -------------          ---
                                             -------------  -------------        -----    -------------          ---
Premiums:
  Life insurance...........................  $    --        $    --          $  --        $    --             --    %
  Accident and health......................     23,160,259     11,580,129       --           11,580,130       --
  Property and liability...................       --             --             --             --             --
  Title insurance..........................       --             --             --             --             --
                                             -------------  -------------        -----    -------------          ---
                                             $  23,160,259  $  11,580,129    $  --        $  11,580,130       --    %
                                             -------------  -------------        -----    -------------          ---
                                             -------------  -------------        -----    -------------          ---

------------------------

(1) No amounts of reinsurance or coinsurance income have been netted against premium ceded.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ARISTA INVESTORS CORP.

Dated: April 14, 1997           By:              /s/ BERNARD KOOPER
                                     -----------------------------------------
                                           Bernard Kooper, President and
                                               Chairman of the Board
                                           (principal executive officer)

Dated: April 14, 1997           By:              /s/ SUSAN J. HALL
                                     -----------------------------------------
                                        Susan J. Hall, Senior Vice President
                                       and Treasurer (principal financial and
                                                accounting officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

    /s/ STANLEY S. MANDEL       Executive Vice President
------------------------------    and Director                 April 14, 1997
      Stanley S. Mandel

                                Secretary and Director
------------------------------
      Louis H. Saltzman

                                Director
------------------------------
      Richard P. Farkas

    /s/ J. MARTIN FEINMAN       Director
------------------------------                                 April 14, 1997
      J. Martin Feinman

      /s/ NOAH FISCHMAN         Director
------------------------------                                 April 14, 1997
        Noah Fischman

     /s/ DANIEL GLASSMAN        Director
------------------------------                                 April 14, 1997
       Daniel Glassman