Form 10-K/A
period 1996-12-31
ARISTA INVESTORS CORP
filed 1997-04-30
CIK 799902

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

DOCUMENTS INCORPORATED BY REFERENCE:


    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The names of the directors, executive officers, their ages, positions with the Company, Arista, and The Collection Group, Inc ("Collection"), and tenure as directors of the Company, are set forth below:


                                                                                   DIRECTOR OF
                                                                                   THE COMPANY
NAME                                                   AGE                          POSITION                         SINCE
-------------------------------------------------      ---      -------------------------------------------------  ---------
Bernard Kooper*                                            71   Chairman of the Boards of Directors of the              1978
                                                                Company, Arista, and Collection, and President of
                                                                the Company
Stanley S. Mandel**                                        62   Executive Vice President and Director of the            1983
                                                                Company, President and Director of Arista, and
                                                                Director of Collection
Susan J. Hall                                              53   Senior Vice President and Treasurer of the            --
                                                                Company and Arista, and Controller and Director
                                                                of Arista
Louis H. Saltzman*                                         46   Secretary and Director of the Company and Arista,       1981
                                                                and Director of Collection
Richard P. Farkas**                                        72   Director of the Company and Arista                      1991
J. Martin Feinman**                                        72   Director of the Company, Arista, and Collection,        1978
                                                                and Secretary of Collection
Noah Fischman*                                             65   Director of the Company, Arista, and Collection         1978
Daniel Glassman*                                           68   Director of the Company and Arista                      1994


------------------------

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

    Louis H. Saltzman has served as Secretary and a Director of the Company and Arista since May 1981. Since June 1991, he has served as a Director of Collection. Since March 31, 1997, Mr. Saltzman has served as Vice President, a director and a principal stockholder of the Saltzman-American Business Agency, Inc., a life and health general agency in Manhassett, New York. Since January 1989, he served as President and sole stockholder of The Saltzman/Kooper Agency, Inc., a life and accident and health general agency in New York, New York. From May 1975 to December 1988, he served as an insurance broker and brokerage manager for Bernard Kooper Life Agency, Inc., and Bernard Kooper Associates, Inc., life and health general agents in New York, New York. Mr. Saltzman is the son-in-law of Bernard Kooper.

    Richard P. Farkas has served as a Director of the Company since September 1991 and as a Director of Arista since June 1988. From June 1988 to June 1990, he also served as a Director of the Company. He is also Chairman and Chief Executive Officer of IMC International Management Consultants, Inc., a provider of business and management consulting services. Mr. Farkas is also a director of Integrated Food Technologies Corporation, Chairman of the Board of The BankHouse, and the Chairman of the Board and Chief Executive Officer of Zemid Corp.

    J. Martin Feinman has served as a Director of the Company since its inception, and has served as a Director of Arista since May 1981. Since June 1991, he has served as a Director and Secretary of Collection. From 1950 until November 1992, he has served as President of Olde England Paint and Varnish Corporation, a distributor of paint products, located in Brooklyn, New York.

    Noah Fischman has served as a Director of the Company since its inception, and served as Vice President of the Company from its inception to June 1987. He has served as a Director of Arista since June 1982. Since June 1991, he has served as a Director of Collection. Since 1968, he has served as President and a principal stockholder of Fischman-Kooper, Inc., a multi-line insurance agency located in Roslyn Heights, New York.

    Daniel Glassman has served as a Director of the Company since October 1994 and has served as a Director of Arista since June 1982. From 1971 to 1991 he served as Vice President-Finance and director of Lea Ronal, Inc, a chemical specialties manufacturer. He is the President and sole stockholder of CSA, Inc., a clothing manufacturer, and a principal stockholder of JLT Corp., a clothing manufacturer.

    The terms of office of all officers and directors expire at the time of the Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION
  SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

    The following table shows, for the three most recently ended fiscal years ended December 31, the cash compensation paid or accrued for those years to the President of the Company and to each of the four most highly compensated executive officers of the Company and/or Arista other than the President whose aggregate annual salary and bonus paid or accrued in compensation for services rendered in all the capacities in which they served exceeded $100,000 for the Company's last fiscal year (the "Named Executives"):

                           SUMMARY COMPENSATION TABLE


                                      ANNUAL COMPENSATION
           NAME AND                                               OTHER
          PRINCIPAL                   --------------------       ANNUAL
           POSITION             YEAR  SALARY($)   BONUS($)   COMPENSATION($)
------------------------------  ----  ---------   --------   ---------------
Bernard Kooper -Chairman of     1994   150,000     70,000       492,750(6)
  the Boards of Directors of    1995   150,000     35,000             -0-
  the Company, Arista and       1996   150,000     10,000             -0-
  Collection and President of
  the Company (1)(3)(4)
Stanley S. Mandel--Executive    1994   208,750     35,000       264,600(6)
  Vice President and a          1995   208,750     35,000             -0-
  Director of the Company,      1996   208,750     26,000             -0-
  President and a Director of
  Arista and a Director of
  Collection(2)(3)(4)

                                                 LONG-TERM COMPENSATION
                                ----------------------------------------------------------
                                       AWARDS
                                ---------------------                PAYOUTS
           NAME AND             RESTRICTED              ----------------------------------
          PRINCIPAL               STOCK      OPTIONS/      LTIP            ALL OTHER
           POSITION             AWARDS($)    SARS (#)   PAYOUTS($)   COMPENSATION($)(3)(4)
------------------------------  ----------   --------   ----------   ---------------------
Bernard Kooper -Chairman of        -0-         -0-         -0-              35,950
  the Boards of Directors of       -0-         -0-         -0-              35,950
  the Company, Arista and          -0-         -0-         -0-            35,950(5)
  Collection and President of
  the Company (1)(3)(4)
Stanley S. Mandel--Executive       -0-         -0-         -0-              27,196
  Vice President and a             -0-         -0-         -0-              28,363
  Director of the Company,         -0-         -0-         -0-            27,196(5)
  President and a Director of
  Arista and a Director of
  Collection(2)(3)(4)


------------------------

(1) Effective February 1993, the Company entered into an employment agreement with Mr. Kooper which provides Mr. Kooper a base salary of $150,000 per annum. The agreement obliges Mr. Kooper to devote such time as he deems necessary to perform his duties on behalf of the Company (but in no event less than 120 days per year). Mr. Kooper continues to devote a substantial amount of his time to the activities of Bernard Kooper Life Agency Inc., Bernard Kooper Associates, Inc., Fischman-Kooper, Inc. and other business activities during the year. In July 1994, the parties amended the employment agreement, which amendment, among other things, extended Mr. Kooper's term of employment an additional three years. Mr. Kooper's employment agreement will now expire in February 2001.

(2) Effective February 1993, Arista entered into an employment agreement with Mr. Mandel which provides Mr. Mandel a base salary of $208,750 per annum. In July 1994, the parties amended the employment agreement, which amendment, among other things, extended Mr. Mandel's term of employment an additional three years. Mr. Mandel's employment agreement will now expire in February 2001. Mr. Mandel also is entitled to annual reimbursements for automobile expenses of up to $9,000 and a non-accountable expense allowance of up to $5,000 per annum. Mr. Mandel's employment agreement also provides that Arista shall obtain a long-term disability benefits policy with benefits of $5,000 per month for Mr. Mandel.

(3) Each of Mr. Kooper's and Mr. Mandel's employment agreements were amended in July 1994 to provide for a split-dollar insurance policy in the amount of $1,000,000 and $205,000, respectively. Under these agreements, the Company and Arista will pay the premiums on these policies on behalf of Mr. Kooper and Mr. Mandel for a period of time specified in each agreement. The premium payments are treated as loans to both Mr. Kooper and Mr. Mandel and are collateralized by the underlying policy cash values. At December 31, 1996, loans aggregating $125,424 have been made to Mr. Kooper and loans aggregating $42,948 have been made to Mr. Mandel. At December 31, 1996, the cash surrender value of the insurance policy owned by Mr. Kooper was approximately $108,158 and the cash surrender value of the insurance policy owned by Mr. Mandel was approximately $39,779. In the event that Mr. Kooper or Mr. Mandel shall be living on February 16, 2001, each of them will be entitled to a lump sum retirement benefit equal to the amount of premiums paid by the Company or Arista, attributable to the cumulative increase in the cash surrender value of the policies during the period ending February 2001. The Company or Arista is required to make a lump sum payment on behalf of Mr. Kooper or Mr. Mandel sufficient to render their respective policy "paid up" upon (i) their death (if they predecease their spouse), (ii) one year from a physical or mental disability or (iii) a merger, consolidation, or sale of all or substantially all of the assets of the Company or Arista, unless their employment has been terminated for "cause" (as defined in the employment agreements).

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

(5) Other compensation includes: (a) insurance premiums paid in fiscal 1996 by, or on behalf of, the Company with respect to certain split dollar life insurance policies as follows: (i) Bernard Kooper, $35,950 (Mr. Kooper had taxable income in 1996 of $2,018 with regard to these premiums), and (ii) Stanley S. Mandel, $11,313 (Mr. Mandel had taxable income in 1996 of $679 with regard to these premiums); (b) Stanley S. Mandel also received automobile expenses of $8,250 and a non-accountable expense of $4,583 and
    (c) long-term disability premium payment of $3,050.

(6) Value realized upon the exercise of warrants and/or options (market value on the date of exercise less exercise price).

STOCK OPTIONS

    There were no options granted in fiscal 1996 and options were exercised by Named Executive Officers in fiscal 1996. The following table sets forth information concerning each exercise of stock options during fiscal 1996 by each of the Named Executives at the fiscal year-end and the value of unexercised options at the fiscal year-end:

               AGGREGATE OPTIONS/SAR EXERCISE IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES



                                                                                                  VALUE OF UNEXERCISED
                                                           NUMBER OF UNEXERCISED                      IN-THE-MONEY
                             SHARES                            OPTION/SARS AT                        OPTION/SARS AT
                            ACQUIRED                             FY-END (#)                            FY-END($)
                               ON          VALUE     ----------------------------------  --------------------------------------
                           EXERCISE(#)  REALIZED($)    EXERCISABLE      UNEXERCISABLE      EXERCISABLE(*)       UNEXERCISABLE
                           -----------  -----------  ---------------  -----------------  -------------------  -----------------
Bernard Kooper...........     365,000    $ 492,750            -0-               -0-                 -0-                 -0-
Stanley S. Mandel........     196,000    $ 264,600            -0-               -0-                 -0-                 -0-


------------------------

* Based on the fair market value per share of the Company's Class A Common Shares of $2.719 (the average of the "low ask" and "high bid" of the Company's Class A Common Shares on the Nasdaq on December 31, 1996).

                           COMPENSATION OF DIRECTORS

    Directors of the Company are usually elected annually.Directors of the Company and Arista who are not full-time employees of the Company or Arista, were paid $1,125 per quarter for each Board on which the member served. Directors of the Company and Arista who are not full-time employees of the Company or Arista received $250 for each meeting actually attended and $250 for each committee meeting actually attended. Directors of Collection are not separately compensated. No attendance fee for a committee meeting is paid if a Directors' meeting is held on the same day.

    In 1994, 1995 and 1996 the Company engaged a company owned by Richard Farkas, a director of Arista and the Company, to perform certain consulting services. Such consulting services were performed throughout a two month period ended on May 23, 1994, a two month period ended on May 23, 1995 and a four month period ended on July 31, 1996. For such consulting services, the Company paid this company $12,000 in 1994, $12,000 in 1995 and $30,000 in 1996. See "Item
13--Certain Transactions."

    In July 1993, Arista entered into an agreement with Richard Greenwald for specified services to be performed for a fee of $500 per week. Mr. Greenwald became a director of Arista in October 1994. Arista paid $26,000 under this Agreement in each of 1994, 1995 and in 1996. See "Item 13--Certain Transactions."

                    EMPLOYMENT CONTRACTS AND TERMINATIONS OF
                 EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

    The Company's employment agreements with Mr. Bernard Kooper and Mr. Stanley
S. Mandel are described in the footnotes to the Summary Compensation Table on pages 3 and 4 of this Part III.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During the twelve month period ended December 31, 1996, the Compensation Committee consisted of Noah Fischman and J. Martin Feinman. Effective March 28, 1996, Mr. Kooper resigned from the Compensation Committee. Mr. Fischman is a former Vice President of the Company. Messrs. Kooper and Fischman have certain relationships with the Company. See "Item 13--Certain Transactions."

ITEM 12. PRINCIPAL STOCKHOLDERS; SHARES HELD BY MANAGEMENT

    On March 31, 1997, the Company had 2,570,100 Class A Common Shares (excluding 10,000 shares of treasury stock) and 47,400 Class B Common Shares issued and outstanding. The following table sets forth the number of shares of the Company's common stock owned as of April 17, 1997 by (i) owners of more than 5% of the Company's outstanding common stock, (ii) each director of the Company,
(iii) each of the Named Executives, and (iv) all executive officers and directors of the Company as a group. Except as otherwise indicated, each person or entity named in the table has sole investment power and sole voting power with respect to the shares of the Company's common stock set forth opposite his name.


                                                       NUMBER OF SHARES OF
                                                       CLASS A AND CLASS B            PERCENTAGE OF OWNERSHIP (1)
                 NAME AND ADDRESS OF                      COMMON STOCK      -----------------------------------------------
                  BENEFICIAL OWNER                     BENEFICIALLY OWNED     CLASS A      CLASS B     CLASS A AND CLASS B
-----------------------------------------------------  -------------------  -----------  -----------  ---------------------
Bernard Kooper (2)(4)                                         572,600             20.4%         100%             21.9%
  116 John Street
  New York, New York 10038
Stanley S. Mandel(3)(7)                                       105,400              4.1%      --                   4.0%
  116 John Street
  New York, New York 10038
Louis H. Saltzman(4)                                           70,000              2.7%      --                   2.7%
  116 John Street
  New York, New York 10038
Richard P. Farkas                                              --               --           --                --
  500 Route 36
  Navesink, New Jersey 07752
Noah Fischman(5)                                               71,600              2.8%      --                   2.7%
  99 Powerhouse Road
  Roslyn Heights, New York 11577
J. Martin Feinman(6)                                           44,000              1.7%      --                   1.7%
  270-07 E Grand Central Parkway
  Floral Park, New York 11005
Daniel Glassman                                                38,600              1.5%      --                   1.5%
  4 Magnolia Lane
  Woodbury, New York 11797
Dr. Keith E. Mandel(7)                                        178,400              6.9%      --                   6.8%
  3135 Katewood Court
  Baltimore, MD 21209
Old Lyme Holding Corporation(8)                               205,000              8.0%      --                   7.8%
  122 East 42nd Street
  New York, NY 10168
All officers and directors as a group (9 persons)
  (2)(3)(5)(6)                                                913,400             33.6%         100%             34.8%


------------------------

Footnotes follow on next page.

(1) Based upon 2,570,100 shares of Class A Common Stock outstanding and 47,400 shares of Class B Common Stock outstanding. Includes shares which said persons have the right to obtain beneficial ownership within sixty (60) days from the date hereof through the exercise of outstanding options. Does not reflect 3,100 shares of Class A Common Stock reserved for issuance pursuant to the 1986 Incentive Stock Option Plan ("1986 Plan").

(2) Includes 47,400 shares of Class B Common Stock owned by Bernard Kooper, representing all of the issued and outstanding shares of Class B Common Stock of the Company, and 30,400 shares of Class A Common Stock owned by Arlyne Kooper, wife of Bernard Kooper. Mr. Kooper has pledged 365,000 shares of Class A Common Stock to secure his performance on an interest-bearing promissory note made to the Company. See "Item 13--Certain Transactions."

(3) Includes shares of Class A Common Stock held individually by Stanley S. Mandel and in the various retirement accounts of Stanley S. Mandel and Joy Mandel, wife of Stanley S. Mandel. Mr. Mandel has pledged 17,600 shares of Class A Common Stock with a bank to secure a loan made to his son, Dr. Keith E. Mandel.

(4) Bernard Kooper is the father-in-law of Louis Saltzman. Each disclaims beneficial ownership of the securities of the Company owned by the other.

(5) Includes 23,200 shares of Class A Common Stock owned by Barbara Fischman, the wife of Noah Fischman.

(6) Does not include 2,400 shares of Class A Common Stock owned by Carl Feinman, the son of J. Martin Feinman, 2,400 shares of Class A Common Stock owned by Lisa Feinman Baum, the daughter of J. Martin Feinman, and 2,400 shares of Class A Common Stock owned by Jane Feinman Kendes, the daughter of J. Martin Feinman. Mr. Feinman disclaims beneficial ownership of the shares of Class A Common Stock owned by his children.

(7) Dr. Keith E. Mandel is the son of Stanley S. Mandel. Each disclaims beneficial ownership of the securities of the Company owned by the other.

(8) According to the Schedule 13D, Amendment No. 1, dated April 4, 1995, filed by Old Lyme Holding Corporation on behalf of itself and certain reporting persons.

ITEM 13. CERTAIN TRANSACTIONS

    Bernard Kooper, President of the Company and Chairman of the Boards of Directors of the Company, Arista, and Collection, owns Bernard Kooper Life Agency, Inc., a general agent of Arista. Mr. Kooper is also a principal shareholder of Fischman-Kooper, Inc., an insurance broker. During the calendar years 1994, 1995 and 1996, Arista paid approximately $244,000, $224,000 and $223,000, respectively, in gross commissions to Bernard Kooper Life Agency, Inc. Such commissions relate to approximately 5.5%, 5.0% and 5.4% of gross premiums earned by Arista during the years ended December 31, 1994, 1995, and 1996, respectively. Of these amounts, Bernard Kooper Life Agency, Inc. paid approximately $177,000 in 1994, $143,000 in 1995, and $159,000 in 1996 to
brokers, including approximately $22,000 in 1994, $23,000 in 1995 and $26,000 in 1996 to members of the Board of Directors of Arista who are licensed insurance brokers. Furthermore, the commissions paid to director/brokers include payments to Fischman-Kooper, Inc. of approximately $17,000 in 1994, $18,000 in 1995 and $22,000 in 1996, and payments to Louis D. Krasner, Inc. of approximately $5,000 in 1994, $4,000 in 1995, and $4,000 in 1996. Noah Fischman, a Director of the Company, Arista, and Collection, is also a principal shareholder of Fischman-Kooper, Inc. Michael B. Krasner, a Director of Arista, is the President of Louis D. Krasner, Inc. Bernard Kooper Life Agency, Inc., Fischman-Kooper, Inc. and Louis D. Krasner, Inc. are compensated on the same basis as Arista's other general agents and brokers.

    In addition, members of the Board of Directors of the Company and Arista received commissions paid by third parties of approximately $15,000 in 1994, $19,000 in 1995, and $25,000 in 1996, for the placement of the Company's or Arista's life and health insurance coverage, directors' and officers' liability insurance and fidelity bond and casualty insurance coverage with other insurers. Furthermore, such commissions paid to director/brokers include approximately $11,000 in 1994, $11,000 in 1995 and $14,000 in 1996, paid to Noah Fischman for the placement of the Company's or Arista's life, health and long-term disability insurance coverages with other insurers; approximately $4,000 in 1994, $6,000 in 1995 and $10,000 in 1996, paid to Louis D. Krasner, Inc. for directors' and officers' liability insurance, fidelity bond and casualty insurance coverages and approximately $1,000 in 1995 and $1,000 in 1996 paid to Louis H. Saltzman for life insurance coverages.

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

    In 1994, 1995 and 1996 the Company engaged a company owned by Richard Farkas, a director of Arista and the Company, to perform certain consulting services. Such consulting services were performed throughout a two month period ended on May 23, 1994, a two month period ended on May 23, 1995 and a four month period ended on July 31, 1996. For such consulting services, the Company paid this company $12,000 in 1994, $12,000 in 1995 and $30,000 in 1996.

    In July 1993, Arista entered into an agreement with Richard Greenwald for specified services to be performed for a fee of $500 per week. Mr. Greenwald became a director of Arista in October 1994. Arista paid $26,000 under this Agreement in each of 1994, each of 1995 and in 1996.

    In June, 1996, the Company issued 365,000 shares of Class A Common Stock ("Kooper Warrant Shares"), upon the exercise of a previously granted warrant to purchase shares of Class A Common Stock at an exercise price of $1.40 per share, to Bernard Kooper. The warrant was granted to Mr. Kooper in June, 1986. As consideration for the issuance of the Kooper Warrant Shares, Mr. Kooper delivered $11,000 in cash and a $500,000 principal amount interest-bearing promissory note (the "Kooper Note") to the Company and granted the Company an option (the "Class B Repurchase Option") to acquire the 47,400 shares of Class B Common Stock owned by Mr. Kooper. Additionally, to secure the performance of his obligations under the Kooper Note, Mr. Kooper pledged the 365,000 shares of Class A Common Stock owned by him to the Company. The Class B Repurchase Option, which expires on June 14, 2001, has an exercise price equal to the cancellation of the $500,000 outstanding under the Kooper Note plus delivery by the Company, at its option, of either 47,400 shares of Class A Common Stock or the fair market value of such shares to Mr. Kooper.

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