Form 10-Q
period 1997-03-31
ARISTA INVESTORS CORP
filed 1997-05-14
CIK 799902

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

    (Mark One)
    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997
                                       --------------

                                       OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ______ to ______

                        Commission File No. 2-8381-NY
                                            ---------
                            ARISTA INVESTORS CORP.
                            ----------------------
           (Exact name of registrant as specified in its charter)


             DELAWARE                                         13-2957684
----------------------------------------                  -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

116 John Street, New York, N.Y.                                  10038
----------------------------------------                  --------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:               (212)964-2150
                                                                  -------------
    Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/   No/ /

    The aggregate number of Registrant's outstanding shares on May 13, 1997 was 2,570,100 Class A Common Stock, $0.01 par value (excluding 10,000 shares of treasury stock) and 47,400 Class B Common Stock, $0.01 par value.

                             ARISTA INVESTORS CORP.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
 PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements:


         Consolidated Balance Sheets at March 31, 1997 (Unaudited)
         and December 31, 1996                                               3

         Consolidated Statements of Operations (Unaudited) for the
         three months ended March 31, 1997 and 1996                          5

         Consolidated Statements of Changes in Stockholders' Equity
         for the three months ended March 31, 1997 (Unaudited) and the
         year ended December 31, 1996                                        6

         Consolidated Statements of Cash Flows (Unaudited) for the
         three months ended March 31, 1997 and 1996                          7

         Notes to Consolidated Financial Statements (Unaudited)              8

    Item 2. MD&A:

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          10


PART II. OTHER INFORMATION

    Item 1 through Item 6                                                   12

    Signatures                                                              13

                             ARISTA INVESTORS CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                                   MARCH 31,
                                                                     1997       DECEMBER 31,
ASSETS                                                            (UNAUDITED)       1996
---------------------------------------------------------------  -------------  -------------
Investments:
  Held-to-maturity securities:
    Bonds and long-term U. S. Treasury obligations at
      amortized cost (market value--$2,672,751 at March 31,
      1997 and $2,650,210 at December 31, 1996)................    $ 2,693,083    $ 2,696,220

  Available-for-sale securities:
    Redeemable preferred stocks, at market value
      (amortized cost of $57,837 at March 31, 1997 and $84,149
      at December 31, 1996)....................................         31,506         56,920

  Trading securities, at market value (cost of $702 and
    $1,279 at March 31, 1997 and December 31, 1996)............            265            319
                                                                 -------------  -------------
          Total investments....................................      2,724,854      2,753,459

Cash and equivalents...........................................      7,906,115      7,076,659
Premiums receivable, net.......................................      3,986,100      4,304,200
Deferred policy acquisition costs, net.........................        728,011        790,137
Receivables from related parties...............................        685,655        682,787
Furniture and equipment, at cost, net of accumulated
  depreciation of $740,352 at March 31, 1997 and $726,193 at
  December 31, 1996............................................        152,379        138,552
Prepaid and refundable income taxes............................        712,518        757,548
Other assets...................................................      1,153,238      1,106,908
                                                                 -------------  -------------
      Total assets.............................................    $18,048,870    $17,610,250
                                                                 -------------  -------------
                                                                 -------------  -------------

(Continued)

                             ARISTA INVESTORS CORP.

                          CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                                                                   MARCH 31,
                                                                     1997       DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                              (UNAUDITED)       1996
---------------------------------------------------------------  -------------  -------------
Liabilities:
  Payable to reinsurer.........................................    $    95,906    $    93,121
  Unpaid claims liabilities....................................      3,843,000      4,351,500
  Unearned premiums............................................      1,669,730      1,397,380
  Commissions payable..........................................        808,081        766,575
  Accounts payable and accrued expenses........................      1,395,864      1,160,765
  Deferred income taxes, net...................................        243,878         78,329
  Surplus note payable, net....................................      2,868,750      2,865,000
                                                                 -------------  -------------
          Total liabilities....................................     10,925,209     10,712,670
                                                                 -------------  -------------
Commitments and contingencies: (Note 2)

Stockholders' equity:
  Class A common stock, $.01 par value; 9,950,000 shares
    authorized; 2,580,100 shares issued........................         25,801         25,801
  Class B convertible common stock, $.01 par value; 50,000 shares
    authorized, 47,400 shares issued and outstanding...........            474            474
  Additional paid-in capital...................................      5,839,609      5,839,609
  Paid-in capital attributed to detachable warrant.............        150,000        150,000
  Retained earnings............................................      1,160,848        935,665
  Net unrealized loss on investment securities.................        (26,331)       (27,229)
                                                                 -------------  -------------
                                                                     7,150,401      6,924,320
  Less 10,000 shares Class A common stock held in treasury,
    at cost....................................................        (26,740)       (26,740)
                                                                 -------------  -------------
     Total stockholders' equity................................      7,123,661      6,897,580
                                                                 -------------  -------------
     Total liabilites and stockholders' equity.................    $18,048,870    $17,610,250
                                                                 -------------  -------------
                                                                 -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                        1997          1996
                                                                    ------------  ------------
Revenue:
  Gross premiums earned (Note 2)...............................    $ 5,619,024    $ 5,944,020
  Ceded premiums earned (Note 2)...............................      2,809,512      2,972,010
                                                                  ------------   ------------
         Net premiums earned...................................      2,809,512      2,972,010
  Net realized investment losses...............................         (1,312)          (208)
  Net unrealized investment losses.............................            (55)             0
  Net investment income........................................        126,719         91,784
  Other income.................................................         75,060         65,508
                                                                   ------------  ------------
        Total revenue..........................................       3,009,924     3,129,094

Expenses:
  Underwriting:
    Gross claims incurred (Note 2).............................       2,908,675     3,964,957
    Ceded claims incurred (Note 2).............................       1,454,337     1,982,478
                                                                   ------------  ------------
          Net claims incurred..................................       1,454,338     1,982,479
                                                                   ------------  ------------
    Gross commissions incurred (Note 2)........................         999,026     1,097,663
    Ceded commissions incurred (Note 2)........................       1,263,865       892,941
                                                                   ------------  ------------
          Net commissions incurred (benefit) (Note 2)..........        (264,839)      204,722
                                                                   ------------  ------------
          Total underwriting expenses..........................       1,189,499     2,187,201
    General and administrative expenses........................       1,272,542     1,173,290
                                                                   ------------  ------------
           Total expenses......................................       2,462,041     3,360,491
                                                                   ------------  ------------

Income (loss) before income tax provision (benefits)...........         547,883      (231,397)
Net provision (benefit)........................................         322,700       (50,400)
                                                                   ------------  ------------
Net income (loss)..............................................     $   225,183   $  (180,997)
                                                                   ------------  ------------
                                                                   ------------  ------------
Net income (loss) per common share.............................     $      0.09   $     (0.08)
                                                                   ------------  ------------
                                                                   ------------  ------------
Weighted average number of common shares.......................       2,617,500     2,211,900
                                                                   ------------  ------------
                                                                   ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

 Three months ended March 31, 1997 (unaudited) and year ended December 31, 1996

                                                                        COMMON STOCK
                                                       --------------------------------------------------
                                                                 CLASS A             CONVERTIBLE CLASS B
                                                       --------------------------  ----------------------
                                                         NUMBER         PAR          NUMBER        PAR      ADDITIONAL
                                                           OF          VALUE           OF         VALUE      PAID-IN
                                                         SHARES         $.01         SHARES       $.01       CAPITAL
                                                       ----------  --------------  -----------  ---------  ------------
Balance--January 1, 1996.............................   1,940,600    $   19,406        47,400   $     474  $  4,193,354
  Net loss...........................................      --            --            --          --           --
  Net investment loss................................      --            --            --          --           --
  Issuance of shares of Class A common stock
    under the Incentive Stock Option Plan, from a
    Warrant and from a Non-qualified Stock Option....     639,500         6,395        --          --         1,646,255
                                                       ----------       -------    -----------  ---------  ------------
Balance--December 31, 1996...........................   2,580,100        25,801        47,400         474     5,839,609
  Net income (unaudited).............................      --            --            --          --           --
  Net investment gain (unaudited)....................      --            --            --          --           --
                                                       ----------       -------    -----------  ---------  ------------
Balance--March 31, 1997 (unaudited)..................   2,580,100    $   25,801        47,400   $     474  $  5,839,609
                                                       ----------       -------    -----------  ---------  ------------
                                                       ----------       -------    -----------  ---------  ------------

                                                              PAID-IN
                                                              CAPITAL
                                                             ATTRIBUTED      NET         CLASS A
                                                                 TO       UNREALIZED  COMMON STOCK
                                               RETAINED      DETACHABLE    LOSS ON       HELD IN
                                               EARNINGS       WARRANTS    INVESTMENTS   TREASURY        TOTAL
                                             -------------  ------------  ----------  -------------  ------------
Balance--January 1, 1996...................  $   2,111,528   $  150,000   ($11,842)       ($26,740)  $  6,436,180
  Net loss.................................     (1,175,863)      --           --           --          (1,175,863)
  Net investment loss......................       --             --          (15,387)      --             (15,387)
  Issuance of shares of Class A common stock
    under the Incentive Stock Option Plan,
    from a Warrant and from a Non-qualified
    Stock Option...........................       --             --           --           --        $  1,652,650
                                             -------------  ------------  ----------  -------------  ------------
Balance--December 31, 1996.................        935,665      150,000      (27,229)      (26,740)     6,897,580
  Net income (unaudited)...................        225,183       --           --           --             225,183
  Net investment gain (unaudited)..........       --             --              898       --                 898
                                             -------------  ------------  ----------  -------------  ------------
Balance--March 31, 1997 (unaudited)........  $   1,160,848   $  150,000     ($26,331)     ($26,740)  $  7,123,661
                                             -------------  ------------  ----------  -------------  ------------
                                             -------------  ------------  ----------  -------------  ------------

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            Three months ended March 31, 1997 and 1996 (Unaudited)

                                                                        1997          1996
                                                                    ------------  ------------
Cash flows from operating activities:
  Net income (loss)...............................................     $225,183     $(180,997)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation................................................        14,160        19,123
      Amortization of deferred acquisition costs..................        62,126       119,729
      Amortization of discount on surplus note....................         3,750         3,750
      Loss on sale of investments.................................         1,312           208
      Deferred income taxes.......................................       165,549       (87,500)
      Unrealized loss on trading securities.......................            55       --
      (Increase) decrease in operating assets:
        Premiums receivable, net..................................       318,100       190,153
        Prepaid and refundable income taxes.......................        45,030       (60,063)
        Other assets..............................................       (49,198)     (123,012)
      Increase (decrease) in operating liabilities:
        Payable to reinsurer......................................         2,785       (36,249)
        Unpaid claims liabilities.................................      (508,500)      (59,906)
        Unearned premiums.........................................       272,350       110,505
        Commissions payable.......................................        41,506       329,336
        Accounts payable and accrued expenses.....................       235,099       215,717
                                                                    ------------  ------------
          Net cash provided by operating activities...............       829,307       440,794
                                                                    ------------  ------------
Cash flows from investing activities:
  Furniture and equipment acquired................................       (27,987)      --
  Proceeds from sales of securities...............................        28,136        56,987
  Purchases of investments........................................       --            (50,696)
  Payments and costs associated with acquired business............       --            (55,627)
                                                                    ------------  ------------
          Net cash used in investing activities...................           149       (49,336)
                                                                    ------------  ------------
          Increase in cash and equivalents........................       829,456       391,458

Cash and equivalents:
  Beginning of year...............................................     7,076,659     6,777,328
                                                                    ------------  ------------
  March 31,.......................................................  $  7,906,115  $  7,168,786
                                                                    ------------  ------------
                                                                    ------------  ------------
Supplemental cash flow disclosure:
  Cash paid during the period for income taxes....................  $    108,718  $     97,161
                                                                    ------------  ------------
                                                                    ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

    The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles ("GAAP"). GAAP differs from statutory accounting principles ("SAP") used by insurance companies in reporting to state regulatory agencies. In the opinion of the management of Arista Investors Corp. (the "Company" or the "Registrant"), all adjustments (consisting of normal recurring accruals only) have been reflected for a fair presentation of the unaudited financial position as of March 31, 1997 and results of operations for the three-month periods ended March 31, 1997 and 1996. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.

NOTE 2--REINSURANCE

    From October 1, 1993 to September 30, 1995, Arista Insurance Company ("Arista") had a quota share reinsurance agreement with NRG America Reassurance Corporation (during 1994, its name was subsequently changed to Harbourton Reinsurance, Inc., "Harbourton") whereby Arista ceded, by way of reinsurance, a 50% quota share of Arista's liability with respect to New York State Statutory Disability Benefits Insurance issued to policyholders. For this, Harbourton received a fee based on premiums ceded.

    Effective October 1, 1995, Arista entered into an agreement with The Cologne Life Reinsurance Company ("Cologne") whereby Arista cedes, by way of reinsurance, a 50% quota share participation in Arista's New York State Statutory Disability Benefits Insurance, both for business in force as of October 1, 1995 and for new business written or acquired after October 1, 1995. This agreement is subject to cancellation by either party on 90 days' prior written notice.

    A contingent liability exists with respect to reinsurance ceded which would become a liability of Arista in the event that the reinsurer is unable to meet the obligations assumed under the reinsurance agreement.

NOTE 3--RELATED PARTIES

    At March 31, 1997 and December 1996, Bernard Kooper, President of the Company, Chairman of the Boards of Directors of the Company and Arista and a Director of The Collection Group, Inc., beneficially owns 19.1% and 100% of the outstanding shares of Class A and Class B Common Stock, respectively (includes 30,400 shares of Class A Common Stock owned by Arlyne Kooper, wife of Bernard Kooper but does not include shares of Class A Common Stock owned by Louis H. Saltzman, son-in-law of Mr. Kooper). Mr. Kooper is also the owner of Bernard Kooper Life Agency, Inc. (the "Agency"), one of 390 general agents of Arista. The Agency received approximately $58,000 and $53,000 in commissions from Arista during the three months ended March 31, 1997 and 1996, respectively. Of this amount, the Agency paid approximately $40,000 and $37,000 during the three months ended March 31, 1997 and 1996, respectively, to brokers, which included certain members of the Board of Directors of the Company and Arista. The amount paid to members of the Board of Directors of the Company and/or Arista was approximately $7,000 and $6,000 during the three months ended March 31, 1997 and 1996, respectively.

                             ARISTA INVESTORS CORP.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements (unaudited) of the Company and the notes thereto appearing elsewhere in this Form 10-Q. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those projected in the forward-looking statements discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in other sections herein.

RESULTS OF OPERATIONS

    Quarter Ended March 31, 1997 vs. March 31, 1996 (unaudited)

    The Company's net income for the first quarter of 1997 was approximately $225,000 ($0.09 per share), compared with a net loss of approximately $181,000 ($-0.08 per share) for the first quarter of 1996. Income, before provision for income taxes, was approximately $548,000 for the first quarter of 1997 as compared to a loss, before benefit for income taxes, of approximately $231,000 for the first quarter of 1996.

    Arista's gross premiums earned were $5.6 million for the first quarter of 1997 as compared to gross premiums earned of $5.9 million for the first quarter of 1996. This decrease was due to Arista's continuation of the net loss of covered lives as well as policyholders.

    Arista's gross claims incurred for the first three months of 1997 were $2.9 million, representing 51.8% of gross premiums earned. For the first three months of 1996, gross claims incurred were $4.0 million, representing 66.7% of gross pre-miums earned. Gross claims incurred includes claim reserves for unpaid losses, unpaid loss adjustment expenses and required assessments. Unpaid loss reserves are only estimates of what the insurer expects to pay on claims, based on facts and circumstances then known. A degree of variablity is inherent in such estimates. The estimates are continually reviewed and adjusted as necessary, and such adjustments are reflected in current operations. The current operations for the first quarter of 1997 includes a redundancy in the gross unpaid loss reserves of approximately $500,000.

                             ARISTA INVESTORS CORP.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

    Consolidated investment income for the first three months of 1997 and 1996 was approximately $127,000 and $92,000, respectively. This increase reflects additional income earned on the proceeds received for Arista's surplus note. The surplus note, effective December 21, 1995, was issued by Arista to Cologne Life Underwriting Management Company.

    Arista's other income was approximately $75,000 and $66,000 for the first quarters of 1997 and 1996, respectively. This increase was attributable to additional business serviced under Arista's third party administration agreements.

    Arista's gross commissions incurred as a percentage of gross premiums earned was 17.8% for the first quarter of 1997, as compared to 18.5% for the comparable 1996 period.

    Consolidated general and administrative expenses increased from approximately $1,173,000 for the first quarter of 1996 to approximately $1,273,000 for the comparable 1997 period, as a result of increases in professional fees, statutory fees, allocated loss adjustment expenses, and printing and postage, offset by a decrease in employee salaries and benefits.

    Liquidity and Capital Resources

    Retained earnings increased from $935,665 at December 31, 1995 to $1,160,848 at March 31, 1997 as a result of the Company's net income.

    Management believes that Arista's statutory capital and surplus of approximately $6.3 million at March 31, 1997 is sufficient to support its exisiting level of annual premiums.

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

Item 2.   Changes in Securities
          Nothing to report.

Item 3.   Defaults Upon Senior Securities
          Nothing to report.

Item 4.   Submission of Matters to a Vote of Security Holders
          Nothing to report.

Item 5.   Other Information
          Nothing to report.

Item 6.   Exhibits and Reports on Form 8-K
          a.   Exhibit 27--Financial Data Schedule
          b.   Reports on Form 8-K: None

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

May 14, 1997