Form 10-K405/A
period 1996-12-31
ARISTA INVESTORS CORP
filed 1997-07-21
CIK 799902

                                   FORM 10-K
                                 AMENDMENT NO. 2

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended ..........December 31, 1996

                                      OR

    [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________  to ________________________________.

Commission File Number        0-16520
                      ----------------------------------------------------------

                            ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                                           13-2957684
-------------------------------------                  ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


   116 John Street, New York, New York                           10038
-------------------------------------------            ------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (212) 964-2150
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

                                              Yes: X    No:
                                                  ---      ---

         The aggregate market value of the voting stock (Class A Common Stock, par value $ .01 per share) held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price, as of April 8, 1997 was $4,767,340.62.

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate number of registrant's outstanding shares on April 8, 1997, was 2,570,100 shares of Class A Common Stock, $0.01 par value (excluding 10,000 shares of treasury stock), and 47,400 shares of Class B Common Stock, $0.01 par value.

                   DOCUMENTS INCORPORATED BY REFERENCE:

                                 None.

                                 PART I


ITEM 1.  BUSINESS

GENERAL

         Arista Investors Corp. (the "Registrant") through its wholly-owned subsidiary, Arista Insurance Company ("Arista"), a New York corporation (Registrant and Arista are sometimes hereinafter individually or collectively referred to as the "Company"), has been engaged in the sale and underwriting of statutory, super statutory and voluntary disability benefits insurance (collectively, the "Insurance") in the State of New York since 1979. The Registrant is a Delaware corporation incorporated on August 19, 1986, which suceeded to the business of its predecessor, Arista Investors Corp., a New York corporation organized in 1978. The Company's principal executive offices are located at 116 John Street, New York, New York 10038. Its telephone number is (212) 964-2150.

         Arista was licensed to write accident and health insurance by the New York State Insurance Department in October 1979, and sells and underwrites the Insurance. During the year ended December 31, 1993, Arista amended its charter and became licensed to write a line of property and casualty insurance in New York as well. To date, Arista has not written any property and casualty insurance business. Such licenses may continue in perpetuity unless suspended or terminated by an act of the regulator.

         The following table sets forth the gross, ceded and net premiums earned by Arista, together with the Company's investment income and realized investment gains (losses) for each of the three years of the period ended December 31, 1996.

                                  1994               1995               1996
                                  ----               ----               ----
Gross premiums earned         $26,188,858        $26,091,714        $23,160,258
Ceded premiums earned          13,094,429         13,045,857         11,580,129
                              -----------        -----------        -----------
  Net premiums earned         $13,094,429        $13,045,857        $11,580,129
                              -----------        -----------        -----------
                              -----------        -----------        -----------

Investment income             $   215,480        $   252,134        $   440,540
                              -----------        -----------        -----------
                              -----------        -----------        -----------
Realized investment gains
  (losses)                    $    (2,603)       $      (137)       $      (208)
                              -----------        -----------        -----------
                              -----------        -----------        -----------

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

         For the year ended December 31, 1996, one group, the Federation of Jewish Philanthropies, accounted for approximately 11% of Arista's revenue. No other customer accounted for 10% or more of the Company's consolidated revenues in the year ended December 31, 1996. For the years ended December 31, 1994 and 1995, no one group accounted for 10% or more of Arista's revenue, however, Arista underwrites the Insurance for two large groups with combined earned premiums of approximately $4,496,000 in 1994, $3,692,000 in 1995, and $3,810,000 in 1996.

         Effective December 29, 1995, Arista issued a $3,000,000 surplus note to Cologne Life Underwriting Management Company ("CLUMCO"). The surplus note bears interest at the rate of 10.5% per annum, and provides for the principal to be repaid in eight equal installments in years three through ten, together with any accrued interest. These repayments of principal and accrued interest shall only be made out of the free and divisible surplus of Arista, and are subject to the prior approval of the Superintendent of Insurance of the State of New York. If the principal and interest are not repaid in full at the end of the ten years, the surplus note renews annually for additional one-year terms until the balance is repaid. The surplus note permits prepayment subject to the prior approval of the New York State Insurance Department. In addition, the Registrant issued a ten year warrant to CLUMCO to purchase up to 150,000 shares of the Company's Class A Common Stock, subject to certain conditions, at an exercise price of $3.50 per share. See "Reinsurance Ceded."

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

         The Company's estimated-to-actual claims experience is as follows:

Calendar Year        Estimated Loss Ratio           Actual Loss Ratio
-------------        --------------------           -----------------

    1992                   65.7%                          67.6%
    1993                   65.5%                          64.9%
    1994                   66.5%                          65.0%
    1995                   62.2%                          61.8%
    1996                   62.4%*                            **

* Experience is based on estimated claim reserves including reinsurance assumed at December 31, 1996.

** Fully developed loss information for 1996 will not be available until after September 30, 1997.

         The estimated loss ratio is calculated for each year based upon an historical estimate of the claims development divided by the premiums earned for a calendar year. It differs from the actual loss ratio which represents the fully developed claims for that calendar year divided by the actual premiums earned for that calendar year.

REINSURANCE CEDED

         Arista utilizes reinsurance to reduce its net liability on business in force through risk sharing. The ceding of insurance does not discharge the original insurer from its primary liability to the policyholder. The ceding company is required to pay losses to the extent the assuming company fails to meet its obligations under the reinsurance agreement. The practice of insurers, however, subject to certain statutory limitations and as permitted by regulatory authorities, is to account for reinsured risks to the extent of reinsurance ceded as though they are not risks for which the original insurer remains liable.

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

         From October 1, 1993 to September 30, 1995, Arista had a quota-share reinsurance agreement with its reinsurer, Harbourton Reinsurance, Inc. (formerly, NRG America Reassurance Corporation). Under this agreement, Arista ceded by way of reinsurance a 50% quota share of its liability with respect to the Insurance issued to various policyholders. This agreement was subject to cancellation by either party on 90 days prior written notice.

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

RESERVES

         Insurance companies are required to maintain reserves for unearned premiums, and claim reserves for unpaid losses, unpaid loss adjustment expenses and New York State assessments for this line of business. These claim reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those
incurred but  not  yet  reported.   Arista  establishes  these  claim
reserves based upon its prior experience. Gross claims liabilities were $4,912,446, $4,526,315, and $4,351,500 at December 31, 1994, 1995, and
1996, respectively.

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

         The following table compares Arista's gross reserves (estimated) at the end of each of the last five calendar years compared to the gross amounts actually paid against these estimated reserves.

                  Reserve
                  at the End
                  of the
      Calendar    Calendar                          Amounts Paid During the Year and Incurred Prior Thereto
      Year        Year             ------------------------------------------------------------------------------------------
      --------    ----------             1993               1994               1995                  1996              1997
                                         ----               ----               ----                  ----              ----
      1992        $4,040,000         $4,578,312

      1993        $3,870,000                            $4,420,104

      1994        $4,628,600                                                $4,667,005

      1995        $4,280,000                                                                      $4,384,003

      1996        $4,000,000                                                                                             (1)

      (1) Development is not yet complete.


COMPETITION

         The writing of the Insurance is highly competitive and many insurers write this line of insurance in New York. These insurers vary in size and generally have longer operating histories, offer a broader range of coverages other than the Insurance and generally have greater financial, marketing and management resources, than Arista. In addition, the New York State Insurance Fund also offers statutory disability benefits. Competition is primarily based upon service and, in certain classes of business, rate structure. Arista strives to keep its rates at the median of its competitors for groups of less than 50 lives. For groups of 50 or more lives, rates are a function of the prior experience for each risk. Arista's management believes that the services offered by Arista compare favorably with those offered by its competitors.

EMPLOYEES

         As of December 31, 1996, the Company had forty-one (41) full-time and two (2) part-time employees. Nine (9) of these employees are executive officers, (two (2) of whom serve part-time), seven (7) provide claims services as examiners, one (1) provides general and administrative services and twenty-six (26) provide all other services. The Company believes its relations with its employees are satisfactory.

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

         The  following  table  contains   information   concerning  the
Company's  investment portfolio as at December 31, 1996:

                                                                   Amount at
                                                                    which is
                                    Cost or                         shown in
                                   amortized         Market        the balance
   Type of Investment                cost            value            sheet
   ------------------              ---------         ------        -----------
 Investment Securities:
 United States Treasuries          $2,642,618      $2,601,210      $2,642,618
Corporate Debt Securities              53,602          49,000          53,602
                                   ----------      ----------      ----------
                                   $2,696,220      $2,650,210      $2,696,220
                                   ----------      ----------      ----------
                                   ----------      ----------      ----------

         The following table summarizes the Company's investment results before income taxes for the five years ended December 31, 1996:

                                         1992          1993          1994          1995           1996
                                         ----          ----          ----          ----           ----

Net investment income                  $234,811      $188,200      $215,480       $252,134       $440,540
Average annual yield on
  total investments (1)                    5.29%         4.47%         5.54%          5.90%          5.69%
Net realized investment
  gains (losses)                      $(107,530)      $ 47,142       $(2,603)        $(137)         $(208)


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

         The Company is also regulated under New York State Insurance Law, Article 15, the "Holding Companies" statute. The regulations promulgated under the "Holding Companies" statute

---------------------------------------
(1) Calculated on the mean of total investments on the first day and last day of each quarter.

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

                                   PART II
                                   -------


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

ITEM 6. CONSOLIDATED SELECTED FINANCIAL DATA

                                                                      YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------------------------
                                                      1996         1995         1994         1993         1992
                                                   -----------  -----------  -----------  -----------  -----------

                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of operations data:
  Revenue:
    Gross premiums earned........................  $    23,160  $    26,092  $    26,189  $    24,219  $    25,274
                                                   -----------  -----------  -----------  -----------  -----------
                                                   -----------  -----------  -----------  -----------  -----------
    Net premiums earned..........................  $    11,580  $    13,046  $    13,094  $    21,329  $    15,789
    Investment income............................          440          252          209          182          227
    Realized investment gains (losses)...........      --           --                (3)          47         (108)
    Other income.................................          299          333          280          130          204
  Expenses:
    Net underwriting expenses....................       (8,291)      (8,464)      (9,114)     (16,979)     (10,928)
    General and administrative expenses..........       (5,678)      (5,016)      (4,788)      (3,728)      (3,796)
                                                   -----------  -----------  -----------  -----------  -----------
      Income (loss) from continuing operations
        before provision for income taxes........       (1,650)         151         (322)         981        1,388
                                                   -----------  -----------  -----------  -----------  -----------
  Provision for income taxes and tax benefit of
    net operating loss carryforward:
    Provision for income taxes...................           81           92          126          541          698
    Tax benefit of net operating loss
      carryforward...............................         (555)     --              (207)     --           --
                                                   -----------  -----------  -----------  -----------  -----------
    Net provision (benefit)......................         (474)          92          (79)         541          698
                                                   -----------  -----------  -----------  -----------  -----------
  Net income (loss) from continuing operations...       (1,176)          59         (241)         440          690
                                                   -----------  -----------  -----------  -----------  -----------
  Discontinued operations:
    Income from operations of disposed segment
      (net of taxes of $3).......................      --                 6      --                 2            7
    Gain on disposal of segment (net of income
      taxes of $128).............................      --               192      --           --           --
                                                   -----------  -----------  -----------  -----------  -----------
      Net income from discontinued operations....      --               198      --                 2            7
                                                   -----------  -----------  -----------  -----------  -----------
      Net income (loss)..........................  $    (1,176) $       257  $      (241) $       442  $       697
                                                   -----------  -----------  -----------  -----------  -----------
                                                   -----------  -----------  -----------  -----------  -----------
  Per common share:
    Primary:
      Income (loss) from continuing operations...  $      (.45) $      0.02  $     (0.11) $      0.20  $      0.31
      Income from discontinued operations........  $   --       $      0.09  $   --       $   --       $      0.01
    Fully diluted:
      Income (loss) from continuing operations...  $      (.45) $      0.02  $     (0.11) $      0.20  $      0.31
      Income from discontinued operations........  $   --       $      0.08  $   --       $   --       $      0.01
  Weighted average number of common shares:
    Primary......................................    2,617,500    2,251,400    2,229,900    2,254,147    2,221,900
                                                   -----------  -----------  -----------  -----------  -----------
                                                   -----------  -----------  -----------  -----------  -----------
    Fully diluted................................    2,617,500    2,374,660    2,299,900    2,254,147    2,221,900
                                                   -----------  -----------  -----------  -----------  -----------
                                                   -----------  -----------  -----------  -----------  -----------
Balance sheet data:
  Short-term investments.........................  $   --       $   --       $       208  $       726  $       492
  Cash and equivalents...........................        7,077        6,777        2,725        2,355        2,870
  Premiums receivable............................        4,304        5,131        6,328        3,326*       6,400*
  Total assets...................................       17,110       17,640       15,083       10,457       13,495
  Payable to reinsurer...........................           93          161           80           62           97
  Claims liabilities.............................        4,351        4,526        4,921        2,084*       4,322*
  Unearned premiums..............................        1,397        1,328        1,358          480*         937*
  Commissions payable............................          766          942        1,343          440*       1,219*
  Total stockholders' equity.....................        6,397        6,436        6,011        6,268        5,709

------------------------
*   Reported on a net basis only.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------

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

         Arista's gross premiums earned for the year 1996 were approximately $23.2 million as compared with approximately $26.1 million for 1995. The reduction in gross premiums earned was the result of Arista's termination of its assumption reinsurance agreement during the first quarter of 1996 wherein Arista had assumed Hawaii Temporary Disability Insurance Business that had been ceded by Allianz Life Insurance Company of North America together with a continuation of the net loss of covered lives and of policyholders. The continued net loss of covered lives is a function of increased competition for experience rated groups and a lower competitive rate structure for non-experience rated groups. The Company expects this trend to continue.

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

         The consolidated general and administrative expenses increased from approximately $5.0 million for the year 1995 to $5.7 million for the year 1996. This change was mainly attributable to an aggregate increase in compensation expense of $757,000 resulting from the exercise of
options  and  warrants,   as  well  as  decreases  in  payroll  and  benefits
of approximately $266,000, amortization of intangible expenses of approximately $249,000 and reinsurance costs of approximately $116,000 related to assumed business; offset by an increase in professional fees of approximately $220,000 and interest on the surplus note of $330,000.

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

         At present, management considers Arista's statutory capital and surplus of approximately $6.2 million at December 31, 1996 sufficient to support its current annual premium level, as well as providing capacity for additional premiums.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names of the directors, executive officers, their ages, positions with the Company, Arista, and The Collection Group, Inc ("Collection"), and tenure as directors of the Company, are set forth below:

                                                                                   Director of
                                                                                   the Company
Name                     Age       Position                                           Since
----                    -----      --------                                        -----------

Bernard Kooper*          71        Chairman of the Boards of Directors                1978
                                   of the Company, Arista, and Collection,
                                   and President of the Company

Stanley S. Mandel**      62        Executive Vice President and                       1983
                                   Director of the Company, President
                                   and Director of Arista, and Director
                                   of Collection

Susan J. Hall            53        Senior Vice President and Treasurer                 --
                                   of the Company and Arista, and Controller
                                   and Director of Arista

Louis H. Saltzman*       46        Secretary and Director of the                      1981
                                   Company and Arista, and Director
                                   of Collection

Richard P. Farkas**      72        Director of the Company and Arista                 1991

J. Martin Feinman**      72        Director of the Company, Arista, and               1978
                                   Collection, and Secretary of Collection

Noah Fischman*           65        Director of the Company, Arista, and               1978
                                   Collection

Daniel Glassman*         68        Director of the Company and Arista                 1994


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

              The holder of the Class B Common Stock has the right to elect a majority of the Registrant's Board of Directors. In addition, the holder of the Class B Common Stock has the right to vote as a separate class
upon any  merger,  reorganization, recapitalization,   liquidation,
dissolution,   or  winding-up,   sale,   transfer  or hypothecation  of all
or a substantial portion of the assets of the Company, and with regard to any amendment to the certificate of incorporation which affects the number or par value, or adversely alters or changes powers, preferences, voting  power or special rights of the shares of the Class B Common Stock.

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

                                            SUMMARY COMPENSATION TABLE
                                                                               Long-Term Compensation
                                                                          ----------------------------------
                                              Annual Compensation                Awards                       Payouts
                                      ----------------------------------  ----------------------     --------------------------
Name and                                                       Other      Restricted
Principal                                                      Annual        Stock      Options/      LTIP          All Other
Position                        Year  Salary($)  Bonus($)  Compensation($)  Awards($)     SARs (#)   Payouts($)    Compensation
--------                        ----  --------   --------  --------------  ---------    ---------    ----------    ------------
Bernard Kooper -
Chairman of the Boards of
Directors of the Company,
Arista and Collection and       1994  150,000    35,000           -0-           -0-         -0-       -0-             35,950
President of the Company        1995  150,000    35,000           -0-           -0-         -0-       -0-             35,950
   (1)(3)(4)                    1996  150,000    10,000      492,750(6)         -0-         -0-       -0-             35,950(5)

Stanley S. Mandel - Executive
Vice President and a Director
of the Company, President
and a Director of Arista        1994  208,750    35,000           -0-           -0-          -0-      -0-             27,196
and a Director of Collection    1995  208,750    35,000           -0-           -0-          -0-      -0-             28,363
(2)(3)(4)                       1996  208,750    26,000      264,600(6)         -0-          -0-      -0-             27,196(5)


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

(4) Each of Mr. Kooper's and Mr. Mandel's employment agreements provide that in the event of a consolidation, merger, or sale of all or substantially all of the assets of the Company or Arista, the employment agreements may be terminated, and upon such termination, Mr. Kooper and/or Mr. Mandel, respectively, would be entitled to receive a lump sum payout. The payout will be the maximum amount that will not trigger the excise tax payable in the event of an "excess parachute payment" as such term is defined in the Internal Revenue Code of 1986, as amended. Based upon their prior remuneration, it is estimated that the payout amounts which would be due to each of Messrs. Kooper and Mandel upon termination of their respective agreements would be approximately $845,000 and $945,000, as at December 31, 1996, respectively.

(5) Other compensation includes: (a) insurance premiums paid in fiscal 1996 by, or on behalf of, the Company with respect to certain split dollar life insurance policies as follows: (i) Bernard Kooper, $35,950 (Mr. Kooper had taxable income in 1996 of $2,018 with regard to these premiums), and (ii) Stanley S. Mandel, $11,313 (Mr. Mandel had taxable income in 1996 of $679 with regard to these premiums); (b) Stanley S. Mandel also received automobile expenses of $8,250 and a non-accountable expenses of $4,583 and (c) long-term disability premium payment of $3,050.

(6) Value realized upon the exercise of warrants (market value on the date of exercise less exercise price).

STOCK OPTIONS

     There were no options granted in fiscal 1996 and warrants and options were exercised by Named Executive Officers in fiscal 1996. The following table sets forth information concerning each exercise of warrants and options during fiscal 1996 by each of the Named Executives at the fiscal year-end and the value of unexercised options at the fiscal year-end:

                                 AGGREGATE   OPTIONS/SAR  EXERCISE IN LAST FISCAL YEAR
                                             AND FY-END OPTION/SAR VALUES
                                                                                                          Value of Unexercised
                                 Shares                              Number of Unexercised                    In-the-Money
                                Acquired                                 Option/SARs at                      Option/SARs at
                                   on              Value                   FY-End (#)                           FY-End($)
                               Exercise(#)     Realized($)*       Exercisable     Unexercisable       Exercisable    Unexercisable
                               -----------     -----------        -----------     -------------       -----------    --------------
Bernard Kooper                   365,000          $492,750               -0-                -0-               -0-             -0-
Stanley S. Mandel                196,000          $264,600               -0-                -0-               -0-             -0-



-------------------------------------
*Based on the fair market value per share of the Company's Class A Common Shares of $2.719 (the average of the "low ask" and "high bid" of the Company's Class A Common Shares on the Nasdaq on December 31, 1996).

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

         In 1994, 1995 and 1996 the Company engaged a company owned by Richard Farkas, a director of Arista and the Company, to perform certain consulting services. Such consulting services were performed throughout a two month period ended on May 23, 1994, a two month period ended on May 23, 1995 and a five month period ended on July 31, 1996. For such consulting services, The Company paid this company $12,000 in 1994, $12,000 in 1995 and $30,000 in 1996. See "Item 13 - Certain Transactions."

         In July 1993, Arista entered into an agreement with Richard Greenwald for specified services to be performed for a fee of $500 per week. Mr. Greenwald became a director of Arista in October 1994. Arista paid $26,000 under this Agreement in 1996. See "Item 13 -Certain Transactions."

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

          Mr. Fischman, a former Vice President of the Company, is a Director of the Company, Arista, and Collection, is also a principal shareholder of Fischman-Kooper, Inc. Mr. Kooper, President of the Company and Chairman of the Boards of Directors of the Company, Arista, and Collection, owns Bernard Kooper Life Agency, Inc., a general agent of Arista. Mr. Kooper is also a principal shareholder of Fischman-Kooper,
Inc., an insurance broker. During the calendar years 1994, 1995 and 1996, Arista paid approximately $244,000, $224,000 and $223,000, respectively,  in gross  commissions  to  Bernard  Kooper  Life  Agency,
Inc. Such commissions relate to approximately 5.5%, 5.0% and 5.4% of gross premiums earned by Arista during the years ended December 31, 1994, 1995, and 1996, respectively. Of these amounts, Bernard Kooper Life Agency, Inc. paid approximately $177,000 in 1994, $143,000 in 1995, and $159,000 in 1996 to brokers, including approximately $22,000 in 1994, $23,000 in 1995 and $26,000 in 1996 to members of the Board of Directors
of Arista  who are  licensed  insurance brokers.   Furthermore,   the
commissions  paid  to   director/brokers   include  payments  to
Fischman-Kooper, Inc. of approximately $17,000 in 1994, $18,000 in 1995 and $22,000 in 1996, and payments to Louis D. Krasner, Inc. of approximately $5,000 in 1994, $4,000 in 1995, and $4,000 in 1996. Michael
B. Krasner, a Director of Arista, is the President of Louis D. Krasner, Inc. Bernard Kooper Life Agency, Inc., Fischman-Kooper, Inc. and Louis D. Krasner, Inc. are compensated on the same basis as Arista's other general agents and brokers.

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

         In June, 1996, the Company issued 365,000 shares of Class A Common Stock ("Kooper Warrant Shares"), upon the exercise of a previously granted warrant to purchase shares of Class A Common Stock at an exercise price of $1.40 per share, to Bernard Kooper. The warrant was granted to Mr. Kooper in June, 1986. As consideration for the issuance of the Kooper Warrant Shares, Mr. Kooper delivered $11,000 in cash and a $500,000 principal amount interest-bearing promissory note (the "Kooper Note") to the Company and granted the Company an option (the "Class B Repurchase

Option") to acquire the 47,400 shares of Class B Common Stock owned by Mr. Kooper. The Kooper Note bears interest at the rate of LIBOR plus 1 1/4% per annum and matures on June 14, 2001. Interest payments are payable quarterly on the last day of September, December, March and June. Additionally, to secure the performance of his obligations under the Kooper Note, Mr. Kooper pledged 365,000 shares of Class A Common Stock owned by him to the Company. The Class B Repurchase Option, which expires on June 14, 2001, has an exercise price equal to the cancellation of the $500,000 outstanding under the Kooper Note plus delivery by the Company, at its option, of either 47,400 shares of Class A Common Stock or the fair market value of such shares to Mr. Kooper.

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

                                          Number of Shares of
                                          Class A and Class B                   Percentage of Ownership (1)
Name and Address of                           Common Stock                      ---------------------------
Beneficial Owner                           Beneficially Owned             Class A            Class B        Class A and Class B
-------------------                       -------------------             -------            -------        -------------------
Bernard Kooper (2)(4)                         572,600                      20.4%               100%                 21.9%
116 John Street
New York, New York  10038


Stanley S. Mandel(3)(7)                       105,400                       4.1%                --                   4.0%
116 John Street
New York, New York  10038

Louis H. Saltzman(4)                           70,000                       2.7%                --                   2.7%
116 John Street
New York, New York  10038

Richard P. Farkas                                  --                        --                 --                    --
500 Route 36
Navesink, New Jersey 07752

Noah Fischman(5)                               71,600                       2.8%                --                   2.7%
99 Powerhouse Road
Roslyn Heights, New York  11577

J. Martin Feinman(6)                           51,200                       2.0%                --                   2.0%
270-07 E Grand Central Parkway
Floral Park, New York  11005

Daniel Glassman                                38,600                       1.5%                --                   1.5%
4 Magnolia Lane
Woodbury, New York 11797

Dr. Keith E. Mandel(7)                        178,400                       6.9%                 --                  6.8%
3135 Katewood Court
Baltimore, MD 21209

Old Lyme Holding Corporation(8)               205,000                       8.0%                --                   7.8%
122 East 42nd Street
New York, NY 10168

All officers and directors                    920,600                      33.8%               100%                 35.0%
as a group (8 persons)
(2)(3)(5)(6)

________________________________________
         Footnotes follow on next page.

(1) Based upon 2,570,100 shares of Class A Common Stock outstanding and 47,400 shares of Class B Common Stock outstanding. Includes shares which said persons have the right to obtain beneficial ownership of within sixty (60) days from the date hereof through the exercise of outstanding options. Does not reflect 3,100 shares of Class A Common Stock reserved for issuance pursuant to the 1986 Incentive Stock Option Plan ("1986 Plan").

(2) Includes 47,400 shares of Class B Common Stock owned by Bernard Kooper, representing all of the issued and outstanding shares of Class B Common Stock of the Company, and 30,400 shares of Class A Common Stock owned by Arlyne Kooper, wife of Bernard Kooper. Mr. Kooper has pledged 365,000 shares of Class A Common Stock to secure his performance on an interest-bearing promissory note made to the Company. See "Item 13 - Certain Transactions."

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

(5) Includes 23,200 shares of Class A Common Stock owned by Barbara Fischman, the wife of Noah Fischman.

(6) Includes 2,400 shares of Class A Common Stock owned by Carl Feinman, the son of J. Martin Feinman, 2,400 shares of Class A Common Stock owned by Lisa Feinman Baum, the daughter of J. Martin Feinman, and 2,400 shares of Class A Common Stock owned by Jane Feinman Kendes, the daughter of J. Martin Feinman. Mr. Feinman disclaims beneficial ownership of the shares of Class A Common Stock owned by his children.

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

           In 1994, 1995 and 1996 the Company engaged a company owned by Richard Farkas, a director of Arista and the Company, to perform consulting services with respect to proposed transactions and related activities of the Company, including, but not limited to, evaluating various business strategies. Such consulting services were performed throughout a two month period ended on May 23, 1994, a two month period ended on May 23, 1995 and a five month period ended on July 31, 1996. For such consulting services, the Company paid this company $12,000 in 1994, $12,000 in 1995 and $30,000 in 1996.

           In July 1993, Arista entered into an agreement with Richard Greenwald for consulting services to be performed for a fee of $500 per week. Mr. Greenwald has provided consulting services with respect to proposed transactions and related activities of Arista, including, but not limited to, identifying available books of business and negotiating the terms of such acquisitions. Mr. Greenwald became a director of Arista in October 1994. Arista paid $26,000 under this Agreement in 1995 and in 1996.

           See "Compensation  Committee Interlocks and Insider
Participation" for related transactions involving Bernard Kooper, Noah Fischman, Louis Saltzman and Michael Krasner.

                                                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K
          -------------------------------------------------------

                              (a)(1) and (2) Financial Statements and Financial Statement Schedules.
                                                                                                 Page
                                                                                                 ----

                              I.    Financial Statements of the Registrant                        F-1

                              II.   Financial Statement Schedules

                                    A.      Schedule I - Summary of Investments-
                                            Other Than Investments in Related
                                            Parties                                               S-1

                                    B.      Schedule II - Condensed Financial
                                            Information of Registrant                             S-2

                                    C.      Schedule III - Supplemental Segment                   S-5
                                            Information

                                    D.      Schedule IV - Reinsurance                             S-6

 Exhibit No.            (a)(3) Exhibits.
 -----------            ----------------
   3.1                        --    Certificate of Incorporation of the Company (1)
   3.2                        --    By-Laws of the Company (1)
   4.2                        --    Form of Class A Common Stock Certificate (1)
   4.5                        --    Form of Class B Common Stock Certificate (1)
  10.4                        --    Incentive Stock Option Plan 1985, as supplemented (1)
  10.5                        --    Incentive Stock Option Plan 1986 (1)
  10.6                        --    Non-qualified Stock Option issued to Stanley S. Mandel (1)
  10.7                        --    Warrant issued to Bernard Kooper (1)
  10.8                        --    Lease between the Company and Hacienda Intercontinental
                                    Realty, N.V. (1)
  10.8.1                      --    Lease dated November 29, 1990 between the Company
                                    and Hacienda Intercontinental Realty, N.V. (2)
  10.8.2                      --    Letter dated December 7, 1992 from Williamson,
                                    Picket & Gross, Inc. addressed to the Company,
                                    incorporated by reference to Exhibit 10.8.2 to
                                    the Company's Form 10-K for the year ended
                                    December 31, 1992
  10.9                        --    Sublease between the Company and Arista (1)
  10.9.1                      --    Sublease dated January 1, 1991, between the Company and Arista (2)
  10.11                       --    Reinsurance Agreement with NRG Reinsurance
                                    Company, as amended (1)
  10.11.1                     --    Amendment to  Reinsurance  Agreement  with NRG  Reinsurance  Company, dated July 16, 1990 (2)


  Exhibit No.
  -----------

  10.11.2          --  Reinsurance  Agreement with NRG  Reinsurance  Company,  dated January
                       29,  1993,  incorporated  by  reference  to  Exhibit  10.11.2 to the
                       Company's Form 10-K for the year ended December 31, 1992

  10.11.3          --  Reinsurance Agreement with NRG America Life Reassurance  Corporation, effective  October 1, 1993,  incorporated  by  reference  to Exhibit
                       10.11.3 to the Company's 10-K for the year ended December 31, 1993
  10.12            --  Agreement for Statutory Disability Benefits General Agents (1)
  10.12(a)         --  Rider to Statutory Disability Benefits General Agents Agreement (1)
  10.14            --  Lease of  Additional  Space  (Room  1101)  between  the  Company  and
                       Hacienda Intercontinental Realty, N.V.(1)
  10.15            --  Agreement    between   Arista   Insurance    Company   and   American
                       International Life Assurance Company of New York (1)
  10.16            --  Sublease (Room 1101) between the Company and Arista (1)
  10.17            --  Lease of  Additional  Space  (Room  1201)  between  the  Company  and
                       Hacienda Intercontinental Realty, N.V. (1)
  10.18            --  Sublease (Room 1201) between the Company and Arista,  incorporated by reference  to  Exhibit  No.  1 to the  Company's  10-K  for the year ended December 31, 1988
  10.19            --  Agreement  between  Arista  and First  International  Life  Insurance
                       Company,   incorporated  by  reference  to  Exhibit  No.  2  to  the
                       Company's 10-K for the year ended December 31, 1988.
  10.21            --  Statutory Disability Benefits  Administration  Agreement Effective as
                       of October  1, 1991,  between  Arista  and The North  Atlantic  Life
                       Insurance  Company,  incorporated  by reference to Exhibit  10.21 to the Company's Form 10-K for the year ended December 31, 1992
  10.22            --  Employment  Agreement  between the Company and Bernard Kooper,  dated
                       February 17,  1993,  incorporated  by reference to Exhibit  10.22 to the Company's 10-K for the year ended December 31, 1993
  10.22.1          --  Amendment  No.  1 to the  Employment  Agreement  between  Arista  and
                       Bernard Kooper dated July 20, 1994 (3)
  10.23            --  Employment   Agreement  between  Arista  and  Stanley  Mandel,  dated
                       February 17,  1993,  incorporated  by reference to Exhibit  10.23 to the Company's 10-K for the year ended December 31, 1993
  10.23.1          --  Amendment  No.  1 to the  Employment  Agreement  between  Arista  and
                       Stanley Mandel, dated July 20, 1994 (3)
  10.24            --  Consulting  Agreement  between  Arista and  International  Management
                       Consultants,  dated  May  1,  1993,



  Exhibit No.
  -----------

                       incorporated  by  reference  to Exhibit  10.24 to the  Company's 10-K for the year  ended  December 31, 1993
  10.25            --  Split-Dollar  Insurance  Agreement  between Arista  Investors  Corp.,
                       Arlyne Kooper and Bernard Kooper, dated July 20, 1994 (3)
  10.26            --  Split-Dollar  Insurance Agreement between Arista,  Stanley Mandel and
                       Joy Mandel, dated July 20, 1994 (3)
  10.28            --  Collateral Assignment, dated July 20, 1994 (Joy Mandel) (3)
  10.29            --  Collateral  Assignment,  dated  July 20,  1994  (Bernard  Kooper  and
                       Arlyne Kooper) (3)
  10.30            --  Lease  Agreement,  dated  January 9, 1995  between  the  Company  and
                       Hacienda Intercontinental Realty, N.V. (3)
  10.30.1          --  Letter   dated  March  12,  1996  from  the  Company   addressed   to
                       Williamson, Picket & Gross, Inc. (4)
  10.30.2          --  Letter  dated March 13, 1996 from  Williamson,  Picket & Gross,  Inc.
                       addressed to the Company (4)
  10.31            --  Assumption  Reinsurance  Treaty,  dated  April 1,  1994  between  the
                       Company and Aetna Life Insurance Company (3)
  10.32            --  Reinsurance  Treaty,  dated  October  1,  1995,  between  Arista  and
                       Cologne Life Reinsurance Company (4)
  10.32.1          --  Surplus Note Agreement,  dated December 29, 1995,  between Arista and
                       Cologne Life Underwriting Management Company (4)
  10.32.2          --  Warrant issued to Cologne Life Underwriting Management Company (4)
  10.33            --  Lease  (Storage  space #7)  effective  January  1, 1996  between  the
                       Company and Hacienda Intercontinental Realty, N.V. (4)
  10.34            --  Sublease  (Storage  space #7)  effective  January 1, 1996 between the
                       Company and Arista (4)
  10.35            --  Sublease effective June 1, 1995 between the Company and Arista (4)
  10.36            --  Stock  Purchase  Agreement  dated as of July 13, 1995 between  Arista and American Travellers Life Insurance Company (4)
  10.37            --  Secured  Promissory  note,  dated  June 14,  1996,  issued by Bernard
                       Kooper to Arista  Investors Corp. in the aggregate  principal amount of $500,000 (5)
  10.38            --  Pledge  and  Escrow  Agreement,  dated  June 14,  1996,  by and among
                       Bernard Kooper,  as pledgor,  Arista Investors Corp., as pledgee and
                       Morrison Cohen Singer & Weinstein, LLP, as escrow agent (5)
  10.39            --  Letter  Agreement,  dated June 14, 1995,  between  Bernard Kooper and
                       Arista  Investors  Corp.,  granting Arista Investors Corp. an option to  acquire  47,000  shares of its Class B common  stock,  par value
                       $.01 per share (5)
  10.40            --  Letter dated  October 31, 1996,  addressed  to  Williamson,  Picket &
                       Gross, Inc. (6)



  Exhibit No.
  -----------


  10.41            --  Letter  Agreement,  dated  December  11, 1996,  terminating  sublease between the Company and Arista (Storage Space #5) (6)
  21.1             --  List of  Subsidiaries,  incorporated  by reference to Exhibit 21.1 to the Company's 10-K for the year ended December 31, 1993
  24.1             --  Powers of Attorney,  incorporated by reference to Exhibit 25.1 to the
                       Company's  Registration  Statement on Form S-1 (File No.  33-20101),
                       dated  February  11,  1988,  as  amended  on May 6,  1988,  declared effective on May 16, 1988, and amended by  Post-Effective  Amendment
                       No. 1 dated April 27, 1989.
  27               --  Financial Data Schedule


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

(5) Filed as the same numbered Exhibit to the Company's Form 10-Q for the fiscal quarter ended June 30, 1996.

(6)      Filed herewith.

         (b)  Reports on Form 8-K

         None

SIGNATURE

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ARISTA INVESTORS CORP.


                                     By: /s/ Susan J. Hall
                                        ----------------------------------------
  Dated: July 9 , 1997               Name:   Susan J. Hall
                                     Title:  Senior Vice President and Treasurer

                                ARISTA INVESTORS CORP.

                            INDEX TO FINANCIAL STATEMENTS
                                    AND SCHEDULES


                                                                        PAGE

Independent Auditors' Reports                                            F-2

Financial Statements of the Registrant:

    Consolidated Balance Sheets                                       F-3 - F-4

    Consolidated Statements of Operations                             F-5 - F-6

    Consolidated Statements of Changes in
         Stockholders' Equity                                            F-7

    Consolidated Statements of Cash Flows                             F-8 - F-9

    Notes to Consolidated Financial Statements                      F-10 - F-35


Financial Statement Schedules of the Registrant:

    Schedule I - Summary of Investments - Other
         Than Investments in Related Parties                              S-1

    Schedule II - Condensed Financial Information of Registrant         S-2-4


    Schedule III - Supplemental Segment Information                       S-5

    Schedule IV - Reinsurance                                             S-6

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

                             INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Arista Investors Corp.:

We have audited the accompanying consolidated balance sheets of Arista Investors Corp. as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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





                                         A S S E T S

                                                                      1996           1995
                                                                   ----------     ----------
INVESTMENTS (Notes 2 and 13):

  Held-to-maturity securities:
    Bonds and long-term U.S. Treasury obligations,
       at amortized cost (market value $2,650,210
       in 1996 and $2,692,276 in 1995)                             $  2,696,220   $  2,654,939

  Available-for-sale securities:
    Redeemable preferred stocks, at market value
       (amortized cost of $84,149 in 1996 and
       $141,344 in 1995)                                                 56,920        129,502

  Trading securities, at market value (cost
    of $1,279 in 1996)                                                      319            660
                                                                     ----------      ---------

       Total investments                                              2,753,459      2,785,101

CASH AND EQUIVALENTS (Note 13)                                        7,076,659      6,777,328

PREMIUMS RECEIVABLE, net (Notes 2 and 12)                             4,304,200      5,131,705

DEFERRED POLICY ACQUISITION COSTS, net (Notes 2 and 8)                  790,137      1,060,381

RECEIVABLES FROM RELATED PARTIES (Notes 4 and 8)                        182,787        129,060

FURNITURE AND EQUIPMENT, at cost, net of accumulated
  depreciation of $726,193 in 1996 and $661,552 in
  1995 (Note 2)                                                         138,552        193,549

PREPAID AND REFUNDABLE INCOME TAXES                                     757,548        765,877

OTHER ASSETS                                                          1,106,908        797,054
                                                                     ----------      ---------

       Total assets                                                 $17,110,250     $17,640,055
                                                                    -----------     -----------
                                                                    -----------     -----------

                                         (Continued)

                               ARISTA INVESTORS CORP.

                             CONSOLIDATED BALANCE SHEETS
                                    (CONTINUED)
                             DECEMBER 31, 1996 AND 1995





                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         1996           1995
                                                                      ----------     ----------

LIABILITIES:

  Payable to reinsurer (Note 12)                                   $     93,121   $    161,476
  Unpaid claims liabilities (Notes 2, 5 and 12)                       4,351,500      4,526,315
  Unearned premiums (Notes 2 and 12)                                  1,397,380      1,328,210
  Commissions payable (Notes 4 and 12)                                  766,575        942,478
  Accounts payable and accrued expenses                               1,160,765        772,969
  Deferred income taxes, net (Notes 2 and 11)                            78,329        622,427
  Surplus note payable, net (Note 6)                                  2,865,000      2,850,000
                                                                      ---------      ---------

       Total liabilities                                             10,712,670     11,203,875
                                                                     ----------     ----------

COMMITMENTS AND CONTINGENCIES (Notes 4, 8 and 12)

STOCKHOLDERS' EQUITY (Notes 6, 9 and 10):
  Class A common stock, $.01 par value; 9,950,000 shares
    authorized, 2,580,100 shares issued in 1996 and
    1,940,600 in 1995                                                    25,801         19,406

  Class B convertible common stock, $.01 par value; 50,000
    shares authorized, 47,400 shares issued and outstanding                 474            474

  Additional paid-in capital                                          5,839,609      4,193,354

  Paid-in capital attributed to detachable warrant (Note 6)             150,000        150,000

  Retained earnings                                                     935,665      2,111,528

  Net unrealized loss on investment securities                          (27,229)       (11,842)
                                                                      ----------      ---------
                                                                      6,924,320      6,462,920
  Secured promissory note from shareholder (Note 4)                    (500,000)             -
  Cost of 10,000 shares Class A common stock
    held in treasury                                                    (26,740)       (26,740)
                                                                      ----------      ---------

       Total stockholders' equity                                     6,397,580      6,436,180
                                                                     ----------      ---------

       Total liabilities and stockholders' equity                   $17,110,250    $17,640,055
                                                                    -----------    -----------
                                                                    -----------    -----------



     The accompanying notes are an integral part of these financial statements.

                                     ARISTA INVESTORS CORP.

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                          YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                              1996            1995           1994
                                                          -----------    -----------    -----------

REVENUE (Notes 2, 4, and 16):
  Gross premiums earned                                   $23,160,259    $26,091,714    $26,188,858
  Ceded premiums earned (Note 12)                          11,580,129     13,045,857     13,094,429
                                                           -----------    -----------    -----------

       Net premiums earned                                 11,580,130     13,045,857     13,094,429

  Net realized investment losses                                 (208)          (137)        (2,603)
  Net unrealized investment loss                                 (159)          (358)          (269)
  Net Investment income (Note 13)                             440,539        252,134        215,480
  Other income                                                299,324        333,205        279,805
                                                           -----------    -----------    -----------

       Total revenue                                       12,319,626     13,630,701     13,586,842
                                                           -----------    -----------    -----------

EXPENSES:
  Underwriting:
    Gross claims incurred (Note 2)                         15,288,310     16,588,801     17,752,700
    Ceded claims incurred (Note 12)                         7,644,155      8,294,400      8,876,350
                                                           -----------    -----------    -----------

       Net claims incurred                                  7,644,155      8,294,401      8,876,350
                                                           -----------    -----------    -----------

    Gross commissions incurred (Note 4)                     4,206,730      4,616,807      4,193,570
    Ceded commissions incurred (Note 12)                    3,559,620      4,447,545      3,956,192
                                                           -----------    -----------    -----------

       Net commissions incurred                               647,110        169,262        237,378
                                                           -----------    -----------    -----------

       Total underwriting expenses                          8,291,265      8,463,663      9,113,728

  General and administrative expenses                       4,920,536      5,015,558      4,794,201
                                                           -----------    -----------    -----------

       Total expenses before charge for
         compensation expense resulting
         from the exercise of options and
         warrants                                          13,211,801     13,479,221     13,907,929

  Compensation expense resulting from the
    exercise of options and warrants (Note 18)                757,350              -              -
                                                           -----------    -----------    -----------

       Total expenses                                      13,969,151     13,479,221     13,907,929
                                                           -----------    -----------    -----------

       Income (loss) from continuing
       operations before income tax
       provision (benefit)                                 (1,649,525)       151,480       (321,087)


                                                 (Continued)

                                       ARISTA INVESTORS CORP.

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                               1996           1995          1994
                                                           -----------    -----------    -----------

PROVISION (BENEFIT) FOR INCOME TAXES (Note 11):
  Provision for income taxes                              $    81,176    $    92,900    $   126,900

  Net operating loss benefit                                 (554,838)             -       (206,858)
                                                           -----------    -----------    -----------

  Net provision (benefit)                                    (473,662)        92,900        (79,958)
                                                           -----------    -----------    -----------

       Net income (loss) from
         continuing operations                             (1,175,863)        58,580       (241,129)
                                                           -----------    -----------    -----------

DISCONTINUED OPERATIONS:
  Income from operations of disposed segment
    (net of income taxes of $3,887) (Note 3)                        -          5,643              -

  Gain on disposal of segment (net of income
    taxes of $127,891) (Note 3)                                     -        192,300              -
                                                           -----------    -----------    -----------

                                                                    -        197,943              -
                                                           -----------    -----------    -----------

       Net income (loss)                                  $(1,175,863)   $   256,523    $  (241,129)
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------

NET INCOME (LOSS) PER COMMON SHARE:
  Primary:
    Continuing operations (Note 18)                       $      (.45)   $      0.02    $     (0.11)
    Discontinued operations                                         -           0.09              -
                                                           -----------    -----------    -----------

                                                          $      (.45)   $      0.11    $     (0.11)
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------
  Fully diluted:
    Continuing operations (Note 18)                       $      (.45)   $      0.02    $     (0.11)
    Discontinued operations                                         -           0.08              -
                                                           -----------    -----------    -----------

                                                          $      (.45)   $      0.10    $     (0.11)
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
  Primary                                                   2,617,500      2,251,400      2,229,900
                                                            ---------      ---------      ---------
                                                            ---------      ---------      ---------


  Fully diluted                                             2,617,500      2,374,660      2,229,900
                                                            ---------      ---------      ---------
                                                            ---------      ---------      ---------



      The accompanying notes are an integral part of these financial statements.


                                                         ARISTA INVESTORS CORP.

                                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                              YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                   COMMON STOCK
                                  -----------------------------------------------
                                          CLASS A             CONVERTIBLE CLASS B
                                  ----------------------      -------------------                                     SECURED
                                   NUMBER           PAR         NUMBER      PAR      ADDITIONAL                      PROMISSORY
                                     OF            VALUE          OF       VALUE      PAID-IN       RETAINED            NOTE
                                   SHARES           $.01        SHARES      $.01      CAPITAL       EARNINGS         RECEIVABLE
                                 ---------        -------      -------     ------    ---------     ----------       -----------

Balance - January 1, 1994        1,940,600        $19,406       47,400      $474     $4,193,354     $2,096,134       $
  Net loss                                                                                            (241,129)
  Net investment loss
                                 ---------       --------      -------     -----     ----------     ----------       ----------
Balance - December 31, 1994      1,940,600         19,406       47,400       474      4,193,354      1,855,005
  Net income                                                                                           256,523
  Net investment gains
  Issuance of surplus note
    (Note 4)
                                 ---------       --------      -------     -----     ----------     ----------       ----------

Balance - December 31, 1995      1,940,600         19,406       47,400       474      4,193,354      2,111,528
  Net loss                                                                                          (1,175,863)
  Net investment loss
  Issuance of shares of Class A
    common stock under the
    Incentive Stock Option Plan,
    from a Warrant, and from a
    Non-qualified Stock Option
    (Notes 4 and  9)               639,500          6,395                             1,646,255                       (500,000)
                                 ---------       --------      -------     -----     ----------     ----------       ----------

Balance - December 31, 1996      2,580,100        $25,801       47,400      $474    $ 5,839,609     $  935,665       $(500,000)
                                 ---------       --------      -------     -----     ----------     ----------       ----------
                                 ---------       --------      -------     -----     ----------     ----------       ----------


                                       PAID-IN
                                       CAPITAL                    CLASS A
                                      ATTRIBUTED       NET        COMMON
                                          TO       UNREALIZED      STOCK
                                      DETACHABLE  GAIN (LOSS) ON  HELD IN
                                       WARRANTS    INVESTMENTS    TREASURY        TOTAL
                                    -------------  -----------   ----------     ---------

Balance - January 1, 1994              $            $(14,863)    $(26,740)     $6,267,765
  Net loss                                                                       (241,129)
  Net investment loss                                (15,415)                     (15,415)
                                      -----------   --------     --------      ----------
Balance - December 31, 1994                          (30,278)     (26,740)      6,011,221
  Net income                                                                      256,523
  Net investment gains                                18,436                       18,436
  Issuance of surplus note
    (Note 4)                            150,000                                   150,000
                                      -----------   --------     --------      ----------

Balance - December 31, 1995             150,000      (11,842)     (26,740)      6,436,180
  Net loss                                                                     (1,175,863)
  Net investment loss                                (15,387)                     (15,387)
  Issuance of shares of Class A
    common stock under the
    Incentive Stock Option Plan,
    from a Warrant, and from a
    Non-qualified Stock Option
    (Notes 4 and  9)                                                            1,152,650
                                      -----------   --------     --------      ----------

Balance - December 31, 1996            $150,000     $(27,229)    $(26,740)     $6,397,580
                                      -----------   --------     --------      ----------
                                      -----------   --------     --------      ----------


     The accompanying notes are an integral part of these financial statements.

                                     ARISTA INVESTORS CORP.


                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                          1996           1995           1994
                                                      -----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $(1,175,863)    $  256,523     $ (241,129)
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
    Depreciation                                          64,641         57,321         66,533
    Amortization of deferred acquisition costs           332,633        323,202        266,833
    Amortization of discount on surplus note              15,000              -              -
    Loss on sale of investments                              208            137              -
    Amortization of intangible assets                          -        248,957        189,865
    Gain on sale of subsidiary                                 -       (320,192)             -
    Deferred income taxes                               (544,098)       343,385       (206,858)
    Unrealized loss on trading securities                    341            358              -
    Compensation arising from exercise of
       options and warrants                              757,350              -              -
    (Increase) decrease in operating assets
      excluding effects of divestiture:
       Premiums receivable, net                          827,505      1,196,795        161,250
       Prepaid and refundable income taxes                 8,329         51,412       (554,442)
       Other assets                                     (363,581)         9,026       (194,243)
    Increase (decrease) in operating liabilities
      excluding effects of divestiture:
       Payable to reinsurer                              (68,355)        81,083         18,122
       Unpaid claims liabilities                        (174,815)      (395,131)       376,723
       Unearned premiums                                  69,170        (30,155)       198,798
       Commissions payable                              (175,903)      (401,078)       878,907
       Accounts payable and accrued expenses             387,796       (316,273)       453,072
                                                       ----------     ----------     ----------
         Net cash provided by (used in)
           operating activities                          (39,642)     1,105,370      1,413,431
                                                       ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Furniture and equipment acquired                        (9,644)      (130,228)       (29,801)
  Proceeds from sale of securities                        56,987        222,239      1,003,885
  Purchases of securities                                (41,281)             -     (1,189,774)
  Proceeds from sale of subsidiary                             -        764,675              -
  Payments and costs associated with
    acquired business                                    (62,389)      (588,595)      (827,774)
  Divestiture of subsidiary                                    -       (320,997)             -
                                                       ----------     ----------     ----------

       Net cash used in investing activities             (56,327)       (52,906)    (1,043,464)
                                                       ----------     ----------     ----------


                                          (Continued)

                                          ARISTA INVESTORS CORP.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (CONTINUED)
                                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                         1996             1995           1994
                                                      ----------       -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in surplus note payable (Note 6)           $        -       $ 3,000,000     $        -
  Increase in note discount (Note 6)                           -          (150,000)             -
  Proceeds attributed to stock warrants (Note 6)               -           150,000              -
  Issuance of Class A common stock                       395,300                 -              -
                                                      ----------       -----------     ----------

       Net cash provided by financing
        activities                                       395,300         3,000,000              -
                                                      ----------       -----------     ----------

    Net increase in cash and equivalents                 299,331         4,052,464        369,967
                                                      ----------       -----------     ----------

CASH AND EQUIVALENTS:
  Beginning of year                                    6,777,328         2,724,864      2,354,897
                                                      ----------       -----------     ----------

  End of year                                         $7,076,659       $ 6,777,328     $2,724,864
                                                      ----------       -----------     ----------
                                                      ----------       -----------     ----------

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid during the year for:
    Income taxes                                      $  296,847        $  327,231     $  495,366
                                                      ----------       -----------     ----------
                                                      ----------       -----------     ----------

    Interest                                          $        -        $        -     $        -
                                                      ----------       -----------     ----------
                                                      ----------       -----------     ----------

SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES:
  The Company received a note and issued
    Class A common stock as follows:
    Secured promissory note from shareholder
       (Note 4)                                       $ (500,000)       $        -     $        -
    Compensation expense                                (757,350)                -              -
    Issuance of Class A common stock                   1,652,650                 -              -
                                                      ----------       -----------     ----------

       Cash received                                  $  395,300        $        -     $        -
                                                      ----------       -----------     ----------
                                                      ----------       -----------     ----------



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


                                                                     (Continued)

                                ARISTA INVESTORS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996, 1995 AND 1994


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

       REVENUE RECOGNITION, PREMIUMS RECEIVABLE AND CLAIMS LIABILITIES

          Premium revenue is recognized evenly over the term of the policy. Estimates of premiums which have been earned but not collected are accrued since customers generally report and pay such premiums after the earning period based on the number of employees on their payroll during the period of coverage. Customer payrolls are sensitive to the general business cycle, and sudden business upturns or downturns could have a significant impact on the revenues the Company receives. Such estimates are continually reviewed and updated by management, and any resulting adjustments are reflected in current operating results.

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


                                                                     (Continued)

                                ARISTA INVESTORS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996, 1995 AND 1994



2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


                                                                     (Continued)

                                ARISTA INVESTORS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996, 1995 AND 1994



2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       CONCENTRATION OF CREDIT RISK (CONTINUED)

          Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of the reinsurer to honor its obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurer and monitors concentrations of credit risk arising from activities to minimize its exposure to significant losses from reinsurer default.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts and related fair values of financial instruments at December 31, 1996 and 1995 are summarized as follows:

                                   1996                          1995
                         ------------------------      ------------------------
                           CARRYING          FAIR      CARRYING         FAIR
                            AMOUNT          VALUE        AMOUNT         VALUE
                         ----------     ----------     ----------    ----------
Cash and equivalents     $7,076,659     $7,076,659     $6,777,328    $6,777,328
Investments:
   Held-to-maturity
     securities           2,696,220      2,650,210      2,654,939     2,692,276
   Available for sale
     securities              56,920         56,920        129,502       129,502
Trading securities              319            319            660           660
Premiums receivable       4,304,200      4,304,200      5,131,705     5,131,705
Payable to reinsurer        (93,121)       (93,121)      (161,476)     (161,476)
Unpaid claims liabilities 4,351,500      4,351,500      4,526,315     4,526,315
Unearned premiums         1,397,380      1,397,380      1,328,210     1,328,210
Surplus note payable,
  net                    (2,865,000)    (3,000,000)    (2,850,000)   (3,000,000)

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

            (ii) The carrying values of premiums receivable, amounts payable to the reinsurer, unpaid claims liabilities and unearned premiums approximate fair value because of their short-term maturities.

                                                                     (Continued)

                                ARISTA INVESTORS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996, 1995 AND 1994


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

       SECURED PROMISSORY NOTE

          In June 1996 Kooper exercised a warrant granted in 1986 to acquire 365,000 shares of the Company's Class A common stock. In partial payment for the shares, Kooper issued his secured promissory note (the "Note") to the Company for $500,000. The Note bears interest at the one-year London Interbank Offered Rate (LIBOR) plus 1.25% and is adjusted on the first day of every October,

                                                                     (Continued)

                                ARISTA INVESTORS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996, 1995 AND 1994


4.   TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

       SECURED PROMISSORY NOTE (CONTINUED)

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


5.   UNPAID CLAIMS LIABILITIES

       Unpaid claims liabilities include insured claims and claim adjustment expenses. Changes in unpaid claims liabilities for the years ended December 31, 1996 and 1995 are summarized as follows:

                                                     1996           1995
                                                  -----------    -----------

       Balance at January 1                       $ 4,526,316    $ 4,921,446
          Less reinsurance recoverables             2,263,158      2,460,723
                                                  -----------    -----------

            Net claims liabilities                  2,263,158      2,460,723
                                                  -----------    -----------

       Claims incurred:
          Current year                             15,007,646     16,565,377
          Prior years                                 280,664         23,424
                                                  -----------    -----------

            Total claims incurred                  15,288,310     16,588,801
                                                  -----------    -----------

       Claims paid:
          Current year                             10,656,146     12,039,061
          Prior years                               4,806,980      4,944,870
                                                  -----------    -----------

            Total claims paid                      15,463,126     16,983,931
                                                  -----------    -----------

       Balance at December 31:
          Net claims liabilities                    2,175,750      2,263,158
          Plus reinsurance recoverables             2,175,750      2,263,158
                                                  -----------    -----------

            Total liability                       $ 4,351,500    $ 4,526,316
                                                  -----------    -----------
                                                  -----------    -----------



                                                                     (Continued)

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

                                                                     (Continued)

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

       The minimum rental commitments under the operating leases for office space for the four-year period ending May 31, 2000 are as follows:

               1997                              $208,821
               1998                               218,635
               1999                               228,450
               2000                                96,892
                                                  -------

                                                 $752,798
                                                 --------
                                                 --------

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


                                                                     (Continued)

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

            The Kooper and Mandel agreements provide that, in the event of a consolidation, merger or sale of all or substantially all of the assets of the Company or Arista (a "Corporate Event") the employment agreements will terminate, and upon such termination, Kooper and Mandel shall each be entitled to receive a lump sum payout. The payout would be the maximum amount that would not trigger the excise tax payable in the event of an "excess parachute payment," as such term is defined in the Internal Revenue Code of 1986, as amended for the purpose of calculating the maximum parachute payment. In addition, Arista and the Company have also provided split-dollar life insurance policies in which both Kooper and Mandel participate. Under these agreements, the Company and Arista will pay the premiums on these policies for a period of time specified in each agreement, on behalf of Kooper and Mandel. The premium payments are to be treated as loans to both Kooper and Mandel and are collateralized by the underlying policy. Insurance loans to Kooper and Mandel aggregated $168,372 and $123,806 at December 31, 1996 and 1995, respectively, and are included in receivables from related parties in the accompanying balance sheet. Additionally, Kooper and Mandel have the right to receive a lump sum retirement benefit equal to the amount of premiums paid by Arista and the Company attributable to the cumulative increase in cash value of the policies during

                                                                     (Continued)

                                ARISTA INVESTORS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996, 1995 AND 1994


8.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     (a)  EMPLOYMENT AGREEMENTS (CONTINUED)

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

     (c)  POLICY ACQUISITIONS (CONTINUED)

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

            COLOGNE LIFE REINSURANCE COMPANY. Effective October 1, 1995, in conjunction with a Surplus Note Agreement between Arista and CLUMCO (see Note
6), Arista and Cologne Life Reinsurance Company ("The Cologne") entered into a quota-share assumption reinsurance agreement under which Arista will cede to The Cologne 50% of its New York State statutory disability insurance in force as of October 1, 1995 as well as any new business written or acquired after October 1, 1995.

                                                                     (Continued)

                                ARISTA INVESTORS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996, 1995 AND 1994



8.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     (c)  POLICY ACQUISITIONS (CONTINUED)

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

                                                                     (Continued)

                                ARISTA INVESTORS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996, 1995 AND 1994


8.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     (d)  OTHER MATTERS (CONTINUED)


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

            Effective April 1, 1994 Arista entered into a reinsurance agreement with Allianz Life Insurance Company of North America ("Allianz") wherein Arista assumed Hawaii's TDI group policies ceded by Allianz during 1994. This agreement was terminated by Allianz on February 29, 1996. Reinsurance transactions for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                        GROSS          CEDED           NET
                                        AMOUNT         AMOUNT         AMOUNT
                                        ------         ------         ------

          1996
          ----
            Premium receivable     $          -   $          -   $          -
            Claims liabilities     $          -   $          -   $          -
            Unearned premiums      $          -   $          -   $          -

          1995
          ----
            Premium receivable     $    345,000   $    172,500   $    172,500
            Claims liabilities     $    160,000   $     80,000   $     80,000
            Unearned premiums      $     27,360   $     13,680   $     13,680

          1994
          ----
            Premium receivable     $    324,000   $    162,000   $    162,000
            Claims liabilities     $    111,200   $     55,600   $     55,600
            Unearned premiums      $          -   $          -   $          -

                                                                     (Continued)

                                 ARISTA INVESTORS CORP.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996, 1995 AND 1994




8.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     (e)  REINSURANCE (CONTINUED)

            Effective March 1, 1996 Arista ceded its entire assumption reinsurance book of TDI to Hartford. Arista will receive a fee based on collected and earned premiums generated by this book of business for each of the next four years.

9.   STOCK OPTIONS AND WARRANTS

       Transactions involving stock options and warrants in each of the years ended December 31, 1996, 1995 and 1994 are summarized below:


                                   INCENTIVE                   NON-QUALIFIED
                                   STOCK OPTIONS               STOCK OPTIONS                     WARRANTS
                              ---------------------         ----------------------        ------------------------
                                             AGGREGATE                   AGGREGATE                       AGGREGATE
                              SHARES          AMOUNT        SHARES         AMOUNT         SHARES(1)        AMOUNT
                             --------        ----------     -------      ----------       ---------      ---------

Options and warrants
outstanding:
     January 1, 1992          296,400        $467,098       17,600         $24,640        450,000        $919,000
       1992 Expired                 -               -            -               -        (85,000)       (408,000)
       1992 Surrendered        (1,000)         (2,625)           -               -              -               -
                              -------        --------       ------         -------        -------        --------

     December 31, 1992, 1993
       and 1994               295,400         464,473       17,600          24,640        365,000         511,000
       1995 Issued (Note 6)         -              -             -               -        150,000         525,000
       1995 Expired           (10,000)        (21,250)           -               -              -               -
                              -------        --------       ------         -------        -------        --------

     December 31, 1995        285,400         443,223       17,600          24,640        515,000       1,036,000
       1996 Exercised        (256,900)       (359,660)     (17,600)        (24,640)      (365,000)       (511,000)
                              -------        --------       ------         -------        -------        --------

     December 31, 1996         28,500         $83,563            -         $     -        150,000       $ 525,000
                              -------        --------       ------         -------        -------        --------
                              -------        --------       ------         -------        -------        --------



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

       There were no transactions during 1994 and 1993 with respect to outstanding options and warrants.
                                                                     (Continued)

                                ARISTA INVESTORS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996, 1995 AND 1994


9.   STOCK OPTIONS AND WARRANTS (CONTINUED)

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

                                                                     (Continued)

                                ARISTA INVESTORS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996, 1995 AND 1994


9.   STOCK OPTIONS AND WARRANTS (CONTINUED)

       OTHER (CONTINUED)

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

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994


11.  INCOME TAXES

       At December 31, 1996 and 1995 deferred tax assets aggregated $1,334,331 and $1,025,739, respectively, and deferred tax liability aggregated $1,401,922 and $1,648,166, respectively, as follows:

                                                      1996           1995
                                                  ----------     ----------
       Deferred tax asset:
          Commissions payable                       $281,713       $122,879
          Investment in securities                     9,832         59,933
          Reinsurance                                679,876        834,062
          Other                                        3,499          8,865
          NOL carryforward                           554,838              -
                                                  ----------     ----------

            Total deferred tax asset               1,529,758      1,025,739
                                                  ----------     ----------

       Deferred tax liability:
          Investment in securities                         -          4,026
          Deferred acquisition costs                 308,153        360,529
          Claims liabilities                         156,488        155,023
          Reinsurance due                          1,118,078      1,111,962
          Other                                       25,368         16,626
                                                  ----------     ----------

            Total deferred tax liability           1,608,087      1,648,166
                                                  ----------     ----------

            Net deferred tax liability            $   78,329     $  622,427
                                                  ----------     ----------
                                                  ----------     ----------

       The following is a reconciliation of the statutory U.S. Federal income tax rate to the effective tax rate as reflected in the accompanying consolidated statements of operations:



                                                            1996                      1995                         1994
                                                  ------------------------    -----------------------    -----------------------
                                                                PERCENTAGE                PERCENTAGE                 PERCENTAGE
                                                                OF PRETAX                 OF PRETAX                   OF PRETAX
                                                     AMOUNT       INCOME         AMOUNT     INCOME        AMOUNT        INCOME
                                                  -----------    ----------   ----------  -----------    ---------   -----------
Income (loss) before income taxes from
   continuing operations                          $(1,649,525)               $  151,480                  $(321,087)
                                                  -----------                ----------                  ---------
                                                  -----------                ----------                  ---------

Tax provision (benefit) at statutory rates        $  (560,839)   (34.0)      $   51,503      34.0        $(109,140)     (34.0)
Increase (decrease) in income taxes
   resulting from:
      Discontinued operations                               -                   131,778      87.0                -          -
      State franchise and local taxes, net
         of federal benefit                            46,615       2.8          41,397      27.3           43,175       13.4
      Other                                            40,562       2.5               -         -          (13,995)      (4.3)
                                                  -----------    ------       ---------      ----        ---------      -----


Income tax provision (benefit)                    $  (473,662)    (28.7)     $  224,678     148.3        $ (79,960)     (24.9)
                                                  -----------    ------      ----------     -----        ---------      -----
                                                  -----------    ------      ----------     -----        ---------      -----



                                                                     (Continued)

                                 ARISTA INVESTORS CORP.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996, 1995 AND 1994



11.  INCOME TAXES (CONTINUED)

       The provision (benefit) for income taxes consists of the following at December 31, 1996, 1995, and 1994:

                                        1996             1995          1994
                                    ----------      -----------     ---------

       Currently payable (benefit):
          Federal                   $        -      $  (208,709)    $       -
          State and local               70,436           90,000       126,900
                                    ----------      -----------     ---------

                                        70,436         (118,709)      126,900
                                    ----------      -----------     ---------

       Deferred tax asset:
          January 1,                (1,025,739)         (11,476)      (11,102)
          December 31,                (974,920)      (1,025,739)      (11,476)
                                    ----------      -----------     ---------

                                        50,819       (1,014,263)         (374)
                                    ----------      -----------     ---------

       Deferred tax liability:
          January 1,                 1,648,166          290,516       290,142
          December 31,               1,608,087        1,648,166       290,516
                                    ----------      -----------     ---------

                                       (40,079)       1,357,650           374
                                    ----------      -----------     ---------

               Net deferred tax         10,740          343,387             -
                                    ----------      -----------     ---------

                                        81,176          224,678       126,900
       Net operating loss benefit     (554,838)               -      (206,858)
                                    ----------      -----------     ---------

               Net income tax
       provision (benefit)         $  (473,662)      $  224,678     $ (79,958)
                                    ----------      -----------     ---------
                                    ----------      -----------     ---------

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


12.  REINSURANCE (CONTINUED)

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

       Ceded transactions for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                      GROSS          CEDED          NET
                                      AMOUNT        AMOUNT         AMOUNT
                                   ----------     ----------     ----------
       1996
       ----
          Premium receivable       $4,304,200     $2,152,100     $2,152,100
          Claims liabilities       $4,351,500     $2,175,750     $2,175,750
          Unearned premiums        $1,397,380     $  698,690     $  698,690
          Commissions payable      $  766,575     $  722,340     $1,488,915

       1995
       ----
          Premium receivable       $5,131,705     $2,565,852     $2,565,853
          Claims liabilities       $4,526,315     $2,263,157     $2,263,158
          Unearned premiums        $1,328,210     $  664,105     $  664,105
          Commissions payable      $  942,478     $  361,410     $1,303,888

       1994
       ----
          Premium receivable       $6,328,500     $3,164,250     $3,164,250
          Claims liabilities       $4,921,446     $2,460,723     $2,460,723
          Unearned premiums        $1,358,365     $  679,182     $  679,183
          Commissions payable      $1,294,866     $   24,345     $1,319,211



                                                                     (Continued)

                                 ARISTA INVESTORS CORP.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996, 1995 AND 1994


12.  REINSURANCE (CONTINUED)

       A contingent liability exists with respect to reinsurance ceded which would become a liability of Arista and the Company in the event that The Cologne is unable to meet the obligations assumed under the reinsurance agreement.


13.  INVESTMENTS

       Investments at December 31, 1996 and 1995 consisted of the following types:

                                                      1996           1995
                                                  -----------    -----------

            Held-to-maturity securities           $ 2,696,220    $ 2,654,939
            Available-for-sale securities              56,920        129,502
            Trading securities                            319            660
                                                  -----------    -----------

                                                  $ 2,753,459    $ 2,785,101
                                                  -----------    -----------
                                                  -----------    -----------


       Trading securities are adjusted to fair value and carried in the accompanying financial statements. The aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized cost for available-for-sale and held-to-maturity securities by major security type at December 31, 1996 and 1995 are as follows:


                                        AVAILABLE-FOR-SALE SECURITIES
                              --------------------------------------------------
                                                GROSS         GROSS
                              AMORTIZED      UNREALIZED     UNREALIZED      FAIR
                                 COST           GAINS         LOSSES       VALUE
                              ---------      ----------     ----------     -----

DECEMBER 31, 1996:
-----------------

   Redeemable preferred
    securities                $ 84,149       $        -     $  27,229   $ 56,920
                              --------       ----------     ---------   --------

                              $ 84,149       $        -     $  27,229   $ 56,920
                              --------       ----------     ---------   --------
                              --------       ----------     ---------   --------

DECEMBER 31, 1995:
-----------------

   Redeemable preferred
    securities                $141,344       $        -     $  11,842   $129,502
                              --------       ----------     ---------   --------

                              $141,344       $        -     $  11,842   $129,502
                              --------       ----------     ---------   --------
                              --------       ----------     ---------   --------


                                                                     (Continued)

                                 ARISTA INVESTORS CORP.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996, 1995 AND 1994



13.  INVESTMENTS (CONTINUED)


                                        HELD-TO-MATURITY SECURITIES
                         ------------------------------------------------------
                                         GROSS           GROSS
                         AMORTIZED    UNREALIZED       UNREALIZED        FAIR
                           COST          GAINS           LOSSES         VALUE
                         ---------    ----------       ----------      --------


DECEMBER 31, 1996:
-----------------
   Corporate debt
     securities        $   53,601     $       -        $  4,601       $   49,000
   U.S. Treasury
     securities         2,642,619         9,959          51,368        2,601,210
                       ----------     ---------        --------       ----------

                       $2,696,220     $   9,959        $ 55,969       $2,650,210
                       ----------     ---------        --------       ----------
                       ----------     ---------        --------       ----------

DECEMBER 31, 1995:
-----------------
   U.S. Treasury
     securities        $2,654,939     $  37,337        $      -       $2,692,276
                       ----------     ---------        --------       ----------

                       $2,654,939     $  37,337        $      -       $2,692,276
                       ----------     ---------        --------       ----------
                       ----------     ---------        --------       ----------

       Securities with amortized costs (which approximate their fair value) of $3,087,000 and $3,000,000 were reported as cash equivalents in 1996 and 1995, respectively.

       Arista maintains a custodial investment account pursuant to the
requirements of the NYSID.   Net investment income for the years ended 1996,
1995 and 1994 consisted of the following:

                                        1996           1995           1994
                                      --------       --------       --------

     Interest and dividends:
       Bonds and long-term
          investments                 $161,812       $174,156       $174,707
       Short-term investments          258,391         77,978         40,773
                                      --------       --------       --------

            Total interest and
              dividends                420,203        252,134        215,480

     Interest on note receivable
       from related party               20,336              -              -
                                      --------       --------       --------

            Total investment
              income                  $440,539       $252,134       $215,480
                                      --------       --------       --------
                                      --------       --------       --------


                                                                     (Continued)

                                 ARISTA INVESTORS CORP.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996, 1995 AND 1994



13.  INVESTMENTS (CONTINUED)

       Details of realized and unrealized gains and losses on investments for the years ended December 31, 1996 and 1995 were as follows:

                                                  1996           1995
                                                  ----           ----
       REALIZED LOSSES
       ---------------
          Redeemable preferred securities         $(208)        $ 137
                                                  -----          ----

                                                   (208)          137
                                                  -----          ----

       UNREALIZED LOSSES
       -----------------
          Equity securities                        (159)         (358)
                                                  -----          ----

                                                   (159)         (358)
                                                  -----          ----

            Net losses                            $(367)        $(221)
                                                  -----         -----
                                                  -----         -----


       The following schedule sets forth the respective maturity dates as at December 31, 1996:

                                                AVAILABLE-FOR-SALE SECURITIES
                                                -----------------------------
                                                    AMORTIZED      FAIR
                                                       COST        VALUE

       Due after one year through five years          $84,149     $56,920
                                                     --------     -------

            Total                                     $84,149     $56,920
                                                     --------     -------
                                                     --------     -------

                                                  HELD-TO-MATURITY SECURITIES
                                                  ---------------------------
                                                     AMORTIZED        FAIR
                                                       COST           VALUE
                                                     ---------     ---------

       Due in one year or less                      $  125,018   $   125,039
       Due after one year through five years         1,576,407     1,551,827
       Due after five years through ten years          941,194       924,344
       Due after ten years                              53,601        49,000
                                                     ---------   -----------

            Total                                   $2,696,220   $ 2,650,210
                                                    ----------   -----------
                                                    ----------   -----------


                                                                     (Continued)

                                 ARISTA INVESTORS CORP.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996, 1995 AND 1994


14.  STATUTORY MATTERS

       The following summaries reconcile net stockholder's equity and net income (loss) of Arista on the statutory basis of accounting ("SAP") with the amount of such equity and net income (loss) included in the financial statements of Arista prepared on the basis of generally accepted accounting principles for each of the years ended December 31, 1996, 1995, and 1994:




                                                            1996           1995           1994
                                                       ----------       ----------    ----------

Capital and surplus reported for SAP purposes          $6,175,568       $6,432,629    $3,651,842

Add (deduct):
     Inclusion of nonadmitted assets                    1,956,065        1,872,086     1,430,554
     Surplus notes payable                             (3,000,000)      (3,000,000)            -
     Deferred costs, net of tax                           205,689          441,221       194,776
     Claims reserves, net of tax                          509,495          559,193       433,848
     Intangible assets, net                                     -                -       616,168
     Unrealized depreciation on marketable securities     (31,425)         (16,038)      (30,278)
     Other, net of tax                                     18,427           70,330       209,094
     Adjustment to premiums receivable, net of tax        533,443          533,443      (110,841)
     Prior period tax over accrual                       (359,082)        (360,883)     (279,000)
     Realized gain on investments, net of tax             (27,720)         (33,853)      (24,998)
     NOL carryforward                                      34,500                -             -
                                                       ----------       ----------    -----------

          Stockholder's equity reported in
            Arista's financial statements              $6,014,960       $6,498,128    $6,091,165
                                                       ----------       ----------    ----------
                                                       ----------       ----------    ----------

Net income (loss) reported for SAP purposes            $  (61,398)      $  231,349    $  159,502
Add (deduct):
     Deferred costs, net of tax                          (235,532)         131,036        45,436
     Other                                                (51,902)         (48,427)       (8,098)
     Claims reserves, net of tax                          (49,698)         (20,922)       12,029
     Adjustment to premiums receivable, net of tax              -          504,752       (64,349)
     Realized loss on investments, net of tax               6,133                -         4,055
     Amortization of intangible asset, net of tax               -         (122,705)       (7,318)
       Gain on sale of subsidiary, net of tax                   -          (76,404)            -
     Income tax expense differences                         1,800         (210,152)      137,660
                                                       ----------      -----------     ---------

          Net income (loss) reported in Arista's
            financial statements                       $ (390,597)      $  388,527     $ 278,917
                                                       ----------       ----------     ---------
                                                       ----------       ----------     ---------




                                                                     (Continued)

                                 ARISTA INVESTORS CORP.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996, 1995 AND 1994



14.  STATUTORY MATTERS (CONTINUED)

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

                                                                     (Continued)

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

                                        1996           1995           1994
                                   -----------    -----------    -----------

          Disability insurance     $23,160,259    $26,091,714    $26,188,858
          Property and casualty              -              -              -
          Third party administrative   260,664        204,367        160,248
                                   -----------    -----------    -----------

            Total revenues         $23,420,923    $26,296,081    $26,349,106
                                   -----------    -----------    -----------
                                   -----------    -----------    -----------

17.  MAJOR CUSTOMER

       For the year ended December 31, 1996, one group, the Federation of Jewish Philanthropies, accounted for approximately 11% of Arista's revenue. No other customer accounted for 10% or more of the Company's consolidated revenues or Arista's revenues in the year ended December 31, 1996. For the years ended December 31, 1994 and 1995, no one group accounted for 10% or more of Arista's revenues, however, Arista underwrites the Insurance for two large groups with combined earned premiums of approximately $4,496,000 in 1994 and $3,692,000 in 1995.


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

                                 ARISTA INVESTORS CORP.

                                       SCHEDULE I
                           SUMMARY OF INVESTMENTS - OTHER THAN
                             INVESTMENTS IN RELATED PARTIES

                                    DECEMBER 31, 1996





                                                                       AMOUNT
                                        COST OR                        SHOWN IN
                                        AMORTIZED        MARKET      THE BALANCE
       TYPE OF INVESTMENT                 COST           VALUE           SHEET
----------------------------------      ----------     ----------     ----------

HELD-TO-MATURITY SECURITIES:
---------------------------
     United States Government and
       government
       agencies and authorities         $2,642,618     $2,601,210     $2,642,618
     Corporate debt securities              53,602         49,000         53,602
                                         ---------     ----------     ----------

            Total                        2,696,220      2,650,210      2,696,220

AVAILABLE FOR SALE:
------------------
     Redeemable preferred stocks            84,149         56,920         56,920

TRADING SECURITY:
----------------
     Common stock                            1,279            319            319
                                        ----------      ---------     ----------


                                        $2,781,648     $2,707,449     $2,753,459
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------




                            See independent auditors' report.

                                 ARISTA INVESTORS CORP.
                                       SCHEDULE II
                      CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (PARENT COMPANY ONLY)
                                     BALANCE SHEETS
                                                            DECEMBER 31,
                                                  -----------------------------
                                                       1996             1995
                                                  ------------       ----------

                                       A S S E T S

Investment in subsidiaries                          $6,496,979       $7,051,662
Cash and equivalents                                   465,316          305,657
Prepaid expenses and other assets                      119,258          128,015
Deferred tax asset                                     447,597                -
                                                    ----------        ---------
          Total assets                              $7,529,150       $7,485,334
                                                    ----------       ----------
                                                    ----------       ----------

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------
Liabilities:
     Accounts payable and accrued expenses          $  310,593       $  156,789
     Due to subsidiaries, net                          948,063        1,045,386
                                                     ---------       ----------
          Total liabilities                          1,258,656        1,202,175
Stockholders' equity                                 6,270,494        6,283,159
                                                     ---------       ----------
          Total liabilities and stockholders'
     equity                                         $7,529,150       $7,485,334
                                                    ----------       ----------
                                                    ----------       ----------

                                 STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                             ---------------------------------
                                                            1996           1995           1994
                                                            ----           ----           ----

Investment income                                     $    33,158      $  17,883     $  12,814
Corporate and administrative expenses                   1,337,158        464,340       737,580
                                                      -----------     ----------     ---------

          Loss from operations before income tax
            benefits and equity in net income (loss)
            of subsidiaries                            (1,304,000)      (446,457)     (724,766)
Income tax expense (benefits)                            (693,367)       256,411      (204,720)
                                                       -----------    ----------     ---------
          Loss from operations before equity in
            net income (loss) of subsidiaries            (610,633)      (702,868)     (520,046)
Equity in net income (loss) of subsidiaries              (565,230)       959,391       278,917
                                                       ----------     ----------     ---------

          Net income (loss)                           $(1,175,863)     $ 256,523     $(241,129)
                                                      -----------     ----------     ---------
                                                      -----------     ----------     ---------


The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Arista Investors Corp. at December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996.
                                       (Continued)


                                      ARISTA INVESTORS CORP.
                                      SCHEDULE II - CONTINUED

                           CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                        (PARENT COMPANY ONLY)
                                       STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------
                                                                 1996           1995           1994
                                                                 -----          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)                                      $(1,175,863)   $256,523       $(241,129)
     Adjustments to reconcile net income (loss) to
       net cash used in operating activities:
       Depreciation                                               1,629       1,039             450
       Equity in net (income) loss of subsidiaries              565,230    (959,391)       (278,917)
       Compensation arising from exercise of options
          and warrants                                          757,350           -               -
     Increase (decrease) in assets and liabilities:
       Due to subsidiaries                                      (97,323)    481,502         293,547
       Prepaid expenses and other assets                          7,128     215,838        (185,845)
       Deferred tax asset                                      (447,597)          -               -
       Accounts payable and accrued expenses                    153,804    (158,417)        284,578
                                                             ----------    --------       ---------
          Net cash used in operating activities                (235,641)   (162,906)       (127,316)
                                                             ----------    --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments, net                                    -           -        (207,818)
     Proceeds from sale of investments                                -     207,818          12,604
     Dividend from subsidiary                                         -           -         224,799
                                                             ----------    --------       ---------
          Net cash provided by investing activities                   -     207,818          29,585
                                                             ----------    --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Class A common stock                           395,300           -               -
                                                             ----------    --------       ---------
          Net cash provided by financing activities             395,300           -               -
                                                             ----------    --------       ---------
          Increase in cash and equivalents                      159,659      44,912         (97,731)
CASH AND EQUIVALENTS:
     Beginning of year                                          305,657     260,745         358,476
                                                            -----------    --------       ---------
     End of year                                            $   465,316    $305,657       $ 260,745
                                                            -----------    --------       ---------
                                                            -----------    --------       ---------
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  ACTIVITIES:
     The Company received a note and issued Class A
       common stock as follows:
          Secured promissory note receivable                $  (500,000)   $      -       $       -
          Compensation expense                                 (757,350)          -               -
          Issuance of Class A common stock                    1,652,650           -               -
                                                            -----------    --------       ---------
            Cash received                                   $   395,300    $      -       $       -
                                                            -----------    --------       ---------
                                                            -----------    --------       ---------


The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Arista Investors Corp. at December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996.

                                       (Continued)

                                 ARISTA INVESTORS CORP.

                      CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (PARENT COMPANY ONLY)

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


2.   CASH DIVIDENDS FROM SUBSIDIARY

     The following dividends were paid to the Company by its subsidiary, Arista Insurance Company:

                              April 1996     $ 111,684
                                             ---------
                                             ---------

                              May 1994       $ 224,799
                                             ---------
                                             ---------








                            See independent auditors' report.


                                                           ARISTA INVESTORS CORP.

                                                                SCHEDULE III
                                                      SUPPLEMENTAL SEGMENT INFORMATION

                                                              DECEMBER 31, 1996



                                            FUTURE
                                            POLICY
                                           BENEFITS,                      OTHER                                     BENEFIT,
                                            LOSSES,                       POLICY                                     CLAIMS,
                             DEFERRED       CLAIMS                      CLAIMS AND                       NET       LOSSES AND
                              POLICY       AND LOSS       UNEARNED       BENEFITS       PREMIUM      INVESTMENT    SETTLEMENT
     SEGMENT                ACQUISITION    EXPENSES       PREMIUMS       PAYABLE        REVENUE        INCOME       EXPENSES
     COLUMN A                 COLUMN B     COLUMN C       COLUMN D       COLUMN E       COLUMN F      COLUMN G      COLUMN H
---------------------      ------------   ----------     ----------     ----------    -----------    ---------    -----------

Disability insurance          $790,137    $4,351,500     $1,397,380     $         -    $11,580,130    $440,539     $7,644,155

Property and casualty                -             -              -               -              -           -              -

Third party administrative
     service                         -             -              -               -        260,664           -              -
                              --------    ----------     ----------     -----------    -----------    --------     ----------

                              $790,137    $4,351,500     $1,397,380     $         -    $11,840,794    $440,539     $7,644,155
                              --------    ----------     ----------     -----------    -----------    --------     ----------
                              --------    ----------     ----------     -----------    -----------    --------     ----------




                               AMORTIZATION
                                OF DEFERRED
                                  POLICY         OTHER
                                ACQUISITION    OPERATING       PREMIUMS
     SEGMENT                       COSTS        EXPENSES       WRITTEN
     COLUMN A                     COLUMN I      COLUMN J       COLUMN K
---------------------           -----------    ----------     -----------

Disability insurance              $332,633    $ 5,992,363    $ 23,229,429

Property and casualty                    -              -               -

Third party administrative
     service                             -              -               -
                                  --------    -----------    ------------

                                  $332,633    $ 5,992,363    $ 23,229,429
                                  --------    -----------    ------------
                                  --------    -----------    ------------



                                  See independent auditors' report.

                                       ARISTA INVESTORS CORP.

                                            SCHEDULE IV
                                            REINSURANCE

                                    YEAR ENDED DECEMBER 31, 1996




                                                                                     PERCENTAGE
                                          CEDED         ASSUMED                       OF AMOUNT
                             GROSS      TO OTHER        FROM OTHER          NET        ASSUMED
                            AMOUNT      COMPANIES(1)    COMPANIES          AMOUNT      TO NET
                         -----------    -----------     ----------      -----------    --------

Life insurance
     in force            $         -    $         -     $       -       $         -          -%
                         -----------    -----------     ---------       -----------    --------
                         -----------    -----------     ---------       -----------    --------

Premiums:
     Life insurance      $         -    $         -     $       -       $         -          -%
     Accident and
       health             23,160,259     11,580,129             -        11,580,130          -
     Property and
       liability                   -              -             -                 -          -
     Title insurance               -              -             -                 -          -
                         -----------    -----------     ---------       -----------    --------

                         $23,160,259    $11,580,129     $       -       $11,580,130         -%
                         -----------    -----------     ---------       -----------    --------
                         -----------    -----------     ---------       -----------    --------


(1) No amounts of reinsurance or coinsurance income have been netted against premium ceded.






                            See independent auditors' report.