Form 10-Q
period 1997-06-30
ARISTA INVESTORS CORP
filed 1997-08-14
CIK 799902

                                 FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


    (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended  June 30, 1997

                                  OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                  to
                                   ----------------    ---------

                     Commission File No. 2-8381-NY

                        ARISTA INVESTORS CORP.
   --------------------------------------------------------
    (Exact name of registrant as specified in its charter)

         DELAWARE                              13-2957684
-------------------------------           ----------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)

   116 John Street, New York, N.Y.                10038
----------------------------------------       ------------
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code:  (212)964-2150


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                          Yes X   No
                                              ---     ---

The aggregate number of Registrant's outstanding shares on August 11, 1997 was 2,570,100 Class A Common Stock, $0.01 par value (excluding 10,000 shares of treasury stock) and 47,400
Class B Common Stock, $0.01 par value.

                            ARISTA INVESTORS CORP.

                              TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                 Page

    Item 1. Financial Statements:

    Consolidated Balance Sheets at June 30, 1997                3
      (Unaudited) and December 31, 1996

    Consolidated Statements of Operations (Unaudited) for       5
      the three months and six months ended June 30, 1997
      and 1996

    Consolidated Statements of Changes in Stockholders'         6
      Equity, for the six months ended June 30, 1997
      (Unaudited) and the year ended December 31, 1996

    Consolidated Statements of Cash Flows (Unaudited)           7
      for the six months ended June 30, 1997 and 1996

    Notes to Consolidated Financial Statements                  8
      (Unaudited)

    Item 2. Management's Discussions and Analysis of
            Financial Condition and Results of Operations:

    Management's Discussion and Analysis of                    10
      Financial Condition and Results of Operations


PART II. OTHER INFORMATION

    Item 1 through Item 6                                      13

    Signatures                                                 14

                             ARISTA INVESTORS CORP.

                          CONSOLIDATED BALANCE SHEETS


                                                                                        June 30,     December 31,
                                            ASSETS                                        1997          1996
                                           --------                                  -------------  -------------
                                                                                      (unaudited)
Investments:
  Held to maturity securities:
    Bonds and long-term U. S. Treasury obligations at amortized cost (market
      value--$2,701,513 at June 30, 1997 and $2,650,210 at December 31, 1996)......  $   2,687,464  $   2,696,220
  Available-for-sale securities:
    Redeemable preferred stocks, at market value (amortized cost of $31,524 at
      June 30, 1997 and $84,149 at December 31, 1996)..............................          6,068         56,920
  Trading security, at market value (cost of $279 at June 30, 1997 and $1,279
      December 31, 1996)...........................................................             54            319
                                                                                     -------------  -------------
            Total investments......................................................      2,693,586      2,753,459
Cash and equivalents...............................................................      8,134,643      7,076,659
Premiums receivable, net...........................................................      3,781,500      4,304,200
Deferred policy acquisition costs, net.............................................        649,455        790,137
Receivables from related parties...................................................        185,510        182,787
Furniture and office equipment, at cost, net of accumulated depreciation of
  $754,752 at June 30, 1997 and $726,193 at December 31, 1996......................        137,980        138,552
Prepaid and refundable income taxes................................................        781,037        757,548
Other assets.......................................................................        930,143      1,106,908
                                                                                     -------------  -------------
     Total Assets..................................................................  $  17,293,854  $  17,110,250
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                             ARISTA INVESTORS CORP.

                          CONSOLIDATED BALANCE SHEETS


                                                                                        June 30,     December 31,
                                                                                          1997           1996
                                                                                     -------------  -------------
                                                                                     (unaudited)
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Payable to reinsurers...........................................................         87,376  $      93,121
   Claims liabilities..............................................................      3,558,000      4,351,500
   Unearned premiums...............................................................      1,507,960      1,397,380
   Commissions payable.............................................................        842,945        766,575
   Accounts payable and accrued expenses...........................................      1,614,855      1,160,765
   Deferred income taxes...........................................................        210,290         78,329
   Surplus note payable, net.......................................................      2,872,500      2,865,000
                                                                                     -------------  -------------
               Total liabilities...................................................     10,693,926     10,712,670
                                                                                     -------------  -------------
Commitments and contingencies: (Note 2)

Stockholders' equity:
   Class A common stock, $.01 par value; 9,950,000 shares authorized; 2,580,100
     shares issued at June 30, 1997 and 1,940,600 at December 31, 1996.............         25,801         25,801

   Common stock, Class B, $.01 par value; 50,000 shares authorized, 47,400 shares
     issued and outstanding........................................................            474            474

   Additional paid-in capital......................................................      5,839,609      5,839,609

   Paid-in capital attributed to detachable warrant................................        150,000        150,000

   Retained earnings...............................................................      1,136,240        935,665

   Net unrealized loss on marketable securities....................................        (25,456)       (27,229)
                                                                                     -------------  -------------
                                                                                         7,126,668      6,924,320
   Secured promissory note from shareholder........................................       (500,000)      (500,000)
   Less 10,000 shares Class A common stock in treasury, at cost....................        (26,740)       (26,740)
                                                                                     -------------  -------------
               Total Stockholders' Equity..........................................      6,599,928      6,397,580
                                                                                     -------------  -------------
   Total Liabilities and Stockholders' Equity......................................  $  17,293,854  $  17,110,250
                                                                                     -------------  -------------
                                                                                     -------------  -------------

     The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                             Three months ended            Six months ended
                                                                  June 30,                     June 30,
                                                         --------------------------  ----------------------------
                                                             1997           1996          1997           1996
                                                         ------------  ------------  -------------  -------------
Revenue:
   Gross premiums earned (Note 2)......................  $  5,376,987  $  5,664,980  $  10,996,011  $  11,609,000
   Ceded premiums earned (Note 2)......................     2,688,493     2,832,490      5,498,005      5,804,500
                                                         ------------  ------------  -------------  -------------
          Net premiums earned..........................     2,688,494     2,832,490      5,498,006      5,804,500
   Net realized investment losses......................        (1,207)            0         (2,519)          (208)
   Net unrealized investment losses....................          (170)      --                (225)      --
   Investment income...................................       128,296        99,539        255,015        191,323
   Other income........................................        77,159        60,299        152,219        125,807
                                                         ------------  ------------  -------------  -------------
          Total revenue................................     2,892,572     2,992,328      5,902,496      6,121,422
                                                         ------------  ------------  -------------  -------------

Expenses:
   Underwriting (Note 2):
    Gross claims incurred..............................     3,030,699     3,936,081      5,939,374      7,901,038
    Ceded claims incurred..............................     1,515,350     1,968,041      2,969,687      3,950,519
                                                         ------------  ------------  -------------  -------------
          Net claims incurred..........................     1,515,349     1,968,040      2,969,687      3,950,519
                                                         ------------  ------------  -------------  -------------
    Gross commissions incurred.........................     1,078,092     1,020,401      2,077,118      2,118,064
    Ceded commissions incurred.........................     1,085,768       772,394      2,349,633      1,665,335
                                                         ------------  ------------  -------------  -------------
          Net commissions incurred (earned)............        (7,676)      248,007       (272,515)       452,729
                                                         ------------  ------------  -------------  -------------
          Total underwriting expenses..................     1,507,673     2,216,047      2,697,172      4,403,248
    General and administrative expenses................     1,409,307     1,286,536      2,681,849      2,459,826
                                                         ------------  ------------  -------------  -------------
          Total expenses...............................     2,916,980     3,502,583      5,379,021      6,863,074
                                                         ------------  ------------  -------------  -------------
Income (loss) before income taxes (benefits)...........       (24,408)     (510,255)       523,475       (741,652)
Provision for income taxes (benefits)..................           200      (154,600)       322,900       (205,000)
                                                         ------------  ------------  -------------  -------------
Net income (loss)......................................       (24,608)     (355,655)       200,575       (536,652)
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------
Net income (loss) per common share.....................        ($0.01)       ($0.14)         $0.08         ($0.21)
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------
Weighted average number of common shares outstanding...     2,617,500     2,617,500      2,617,500      2,617,500
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------

     The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

    Six months ended June 31, 1997 (unaudited) and year ended December 31, 1996

                                                                             Common Stock
                                                            --------------------------------------------
                                                                   Class A          Convertible Class B
                                                            ---------------------  ---------------------

                                                              Number       Par       Number        Par      Additional
                                                                of        value        of         value      paid-in
                                                              Shares      $.01       Shares       $.01       capital
                                                            ----------  ---------  -----------  ---------  ------------
Balance--January 1, 1996..................................   1,940,600  $  19,406      47,400   $     474  $  4,193,354
  Net loss................................................          --         --          --          --            --
  Net investment loss.....................................          --         --          --          --            --
  Issuance of shares of Class A common stock under the
    Incentive Stock Option Plan, from a Warrant and from a
    Non-qualified Stock Option............................     639,500      6,395          --          --     1,646,255
                                                            ----------  ---------  -----------  ---------  ------------
Balance--December 31, 1996................................   2,580,100     25,801      47,400         474     5,839,609
  Net income (unaudited)..................................          --         --          --          --           --
  Net investment gain (unaudited).........................          --         --          --          --           --
                                                            ----------  ---------  -----------  ---------  ------------
Balance--June 30, 1997 (unaudited)........................   2,580,100  $  25,801      47,400   $     474  $  5,839,609
                                                            ----------  ---------  -----------  ---------  ------------
                                                            ----------  ---------  -----------  ---------  ------------

                                                                          Paid-in
                                                                          capital                  Class a
                                                              Secured    attributed      Net        common
                                                            Promissory       to      unrealized     stock
                                                Retained       Note      detachable    loss on     held in
                                                earnings    Receivable    warrants   investments   treasury      Total
                                              ------------  -----------  ----------  -----------  ----------  ------------
Balance--January 1, 1996....................  $  2,111,528  $        --   $ 150,000   ($ 11,842)    ($26,740) $  6,436,180
  Net loss..................................    (1,175,863)          --          --          --           --    (1,175,863)
  Net investment loss.......................            --           --          --     (15,387)          --       (15,387)
  Issuance of shares of Class A common stock
    under the Incentive Stock Option Plan,
    from a Warrant and from a Non-qualified
    Stock Option............................            --     (500,000)         --          --           --     1,152,650
                                              ------------  -----------  ----------  -----------  ----------  ------------
Balance--December 31, 1996..................       935,665     (500,000)    150,000     (27,229)     (26,740)    6,397,580
  Net income (unaudited)....................       200,575           --          --          --           --       200,575
  Net investment gain (unaudited)...........            --           --          --       1,773           --         1,773
                                              ------------  -----------  ----------  -----------  ----------  ------------
Balance--June 30, 1997 (unaudited)..........  $  1,136,240  ($  500,000) $  150,000   ($ 25,456)  ($  26,740) $  6,599,928
                                              ------------  -----------  ----------  -----------  ----------  ------------
                                              ------------  -----------  ----------  -----------  ----------  ------------

     The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                                             1997          1996
                                                                                        ------------  ------------
Cash flows from operating activities:
  Net income (loss)...................................................................  $    200,575  $   (536,652)
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Depreciation....................................................................        28,559        34,586
      Amortization of discount on surplus note........................................         7,500         7,500
      Amortization of deferred acquisition costs......................................       140,682       212,085
      Loss on sale of investments.....................................................         2,519           208
      Deferred income taxes/(benefit).................................................       131,961       (77,498)
      (Increase) decrease in operating assets:
        Premiums receivable...........................................................       522,700       316,997
        Receivables from related parties..............................................        (2,723)           --
        Prepaid and refundable income taxes...........................................       (23,489)     (323,032)
        Other assets..................................................................       176,765      (254,029)
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses.........................................       454,090       408,085
        Payable to reinsurer..........................................................        (5,745)      (64,454)
        Claims liabilities............................................................      (793,500)      (62,867)
        Unearned premiums.............................................................       110,580        87,990
        Commissions payable...........................................................        76,370       196,152
                                                                                        ------------  ------------
               Net cash provided by (used in) operating activities....................     1,026,844       (54,929)
                                                                                        ------------  ------------
Cash flows from investing activities:
  Capital expenditures................................................................       (27,987)       (6,266)
  Proceeds from sale of investments...................................................        60,142        57,195
  Purchases of investments............................................................        (1,015)      (47,350)
  Payments to acquire new insurance business..........................................            --      (109,302)
                                                                                        ------------  ------------
               Net cash used in investing activities..................................        31,140      (105,723)
                                                                                        ------------  ------------
Cash flows from financing activities:
  Issuance of Class A common stock....................................................            --       895,300
  Notes receivable from shareholder, secured..........................................            --      (500,000)
                                                                                        ------------  ------------
               Net cash provided by financing activities..............................            --       395,300
                                                                                        ------------  ------------
                     Increase in cash and equivalents.................................     1,057,984       234,648
Cash and equivalents:
  Beginning of year...................................................................     7,076,659     6,777,328
                                                                                        ------------  ------------
  June 30,............................................................................  $  8,134,643  $  7,011,976
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Supplemental cash flow disclosure:
  Cash paid during the period for income taxes........................................  $    210,617  $    196,407
                                                                                        ------------  ------------
                                                                                        ------------  ------------

     The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1997 and 1996
                                  (Unaudited)


Note 1 - Basis of presentation

The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles ("GAAP"). GAAP differs from statutory accounting principles ("SAP") used by insurance companies in reporting to state regulatory agencies. In the opinion of the management of Arista Investors Corp. (the "Company" or the "Registrant"), all adjustments (consisting of normal recurring accruals only) have been reflected for a fair presentation of the unaudited financial position as of June 30, 1997 and results of operations for the six-month and three-month periods ended June 30, 1997 and 1996. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.

Note 2 - Reinsurance

Effective October 1, 1995, Arista Insurance Company ("Arista") entered into an agreement with The Cologne Life Reinsurance Company ("Cologne") whereby Arista cedes, by way of reinsurance, a 50% quota share participation in Arista's statutory disability benefits insurance, both for business in force as of October 1, 1995 and for new business written or acquired after October 1, 1995. This agreement is subject to cancellation by either party on 90 days' prior written notice.

A contingent liability exists with respect to reinsurance ceded which would become a liability to Arista in the event that the reinsurer is unable to meet its proportionate share of the obligations assumed under the reinsurance agreement.

                       ARISTA INVESTORS CORP.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      June 30, 1997 and 1996
                            (unaudited)


Note 3 - Related parties

At June 30, 1997 and December 31, 1996, Bernard Kooper, President of the Company, Chairman of the Boards of Directors of the Company and Arista and a Director of The Collection Group, Inc. beneficially owns 19.1% and 100% of the outstanding shares of Class A and Class B Common Stock, respectively. Mr. Kooper is also the owner of Bernard Kooper Life Agency, Inc. (the "Agency"), one of the general agents of Arista. The Agency received approximately $112,000 and $110,000 in commissions from Arista during the six months ended June 30, 1997 and 1996, respectively. Of this amount, the Agency paid approximately $77,000 and $78,000 during the six months ended June 30, 1997 and 1996, respectively, to brokers, which included certain members of the Board of Directors of the Company and Arista. The amount paid to members of the Board of Directors of the Company and\or Arista by the Agency was approximately $13,000 in each of the six months ended June 30, 1997 and 1996.

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

Results of Operations

Six-Month And Three-Month Periods Ended June 30, 1997 VS.
      June 30, 1996 (unaudited)

The Company's after tax income for the first six months of 1997 was approximately $201,000; the Company's after tax loss for the second quarter ended June 30, 1997 was approximately $25,000. In comparison, for the first six months of 1996, the Company's net loss after taxes was approximately $537,000; for the second quarter ended June 30, 1996, the Company had a net loss of approximately $356,000.

Arista's gross premiums earned were approximately $11.0 million and $11.6 million for the first six months of 1997 and 1996, respectively. Gross premiums earned for the second quarters of 1997 and 1996 were approximately $5.4 million and $5.7 million, repectively. This decrease was due to Arista's continuation of the net loss of covered lives as well as policyholders.

Arista's gross claims incurred for the first six months of 1997 were approximately $5.9 million, representing 54.0% of the gross premiums earned. For the first six months of 1996, gross claims incurred were approximately $
7.9 million, representing 68.1% of gross premiums earned. For the second quarters of 1997 and 1996, the ratios were 56.4% and 69.5%, respectively. Gross claims incurred includes claim reserves for unpaid losses, unpaid loss adjustment expenses and required assessments. Unpaid loss reserves are only estimates of what the insurer expects to pay on claims, based on facts and circumstances then known. A degree of variability is inherent in such estimates. The estimates are continually reviewed and adjusted as necessary, and such adjustments are reflected in current

                                ARISTA INVESTORS CORP.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                                      (continued)


operations. The current operations for the first six months of 1997 includes a reduction in net claims liabilities of approximately $790,000, which partially accounts for the reduction in the loss ratio from 68.1% to 54.0%.

Consolidated investment income for the first six months of 1997 and 1996 were approximately $255,000 and $191,000, respectively. For the second quarters of 1997 and 1996, consolidated investment income was approximately $129,000 and $100,000 respectively.

Other income for the first six months of 1997 and 1996 was approximately $152,000 and $125,000, respectively. Other income includes third-party administration fees of approximately $152,000 and $120,000 earned by Arista during the first six months of 1997 and 1996, respectively. This increase was attributable to additional business serviced under Arista's third-party administration agreements. For the second quarter of 1997 and 1996, other income was approximately $77,000 and $60,000, respectively.

Arista's gross commissions incurred as a percentage of gross premiums earned were 18.9% and 18.2% for the first six months of 1997 and 1996, respectively. In addition, the ratios of gross commissions incurred to gross premiums earned during the second quarters of 1997 and 1996 were 20.1% and 18.2%, respectively. The principal reason for these changes was an increase in the number of smaller risks in force through recent acquisitions, generating an increase in the level of top-of-scale commissions.

The consolidated general and administrative expenses for the first six months of 1997 and 1996 were approximately $2.7 million and $2.5 million, respectively. This increase was due principally to increases in professional fees of approximately $216,000 and interest on the surplus note issued by Arista of approximately $53,000, offset by a decrease in employee salaries and benefits of approximately $35,000. For the second quarters of 1997 and 1996, the consolidated general and administrative expenses were approximately $1,409,000 and $1,287,000 respectively.

                                ARISTA INVESTORS CORP.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                                     (continued)


Liquidity and Capital Resources

Retained earnings increased from $6,397,580 at December 31, 1996 to $6,599,928 at June 30, 1997 as a result of the Company's net income.

Management believes that Arista's statutory capital and surplus of approximately $6.7 million at June 30, 1997 is sufficient to support its existing level of annual premiums.

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

                                      ARISTA INVESTORS CORP. (Registrant)
                                      -----------------------------------



                                  BY: /S/ BERNARD KOOPER
                                      -----------------------------------
                                      BERNARD KOOPER, President and
                                        Chairman of the Board (principal
                                        executive officer)





                                  BY: /S/ SUSAN J. HALL
                                      -----------------------------------
                                      SUSAN J. HALL, Senior Vice President
                                        and Treasurer (principal financial
                                        and accounting officer)



August 13, 1997