Form 10-Q
period 1997-09-30
ARISTA INVESTORS CORP
filed 1997-11-14
CIK 799902

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

    (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes |X|   No |_|

The aggregate number of Registrant's outstanding shares on November 12, 1997 was 2,570,100 shares of Class A Common Stock, $0.01 par value (excluding 10,000 shares of treasury stock) and 47,400 shares of Class B Common Stock, $0.01 par value.

                             ARISTA INVESTORS CORP.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                               Page

    Item 1. Financial Statements:

    Consolidated Balance Sheets at September 30, 1997                         3
      (Unaudited) and December 31, 1996

    Consolidated Statements of Operations (Unaudited)                         5
       for the three months and nine months ended
       September 30, 1997 and 1996

    Consolidated Statements of Changes in Stockholders'                       6
       Equity, for the nine months ended September 30,
       1997 (Unaudited) and the year ended December 31,
       1996

    Consolidated Statements of Cash Flows (Unaudited)                         7
       for the nine months ended September 30, 1997 and
       1996

    Notes to Consolidated Financial Statements                                8
       (Unaudited)

    Item 2. Management's Discussions and Analysis of
            Financial Condition and Results of Operations:

    Management's Discussion and Analysis of Financial                        12
       Condition and Results of Operations


PART II. OTHER INFORMATION

    Item 1 through Item 6                                                    13

    Signatures                                                               14

PART I. FINANCIAL INFORMATION

                   ARISTA INVESTORS CORP.

                CONSOLIDATED BALANCE SHEETS

                                                        September 30,     December 31,
                                                             1997             1996
                                                         -----------      -----------
                                                         (Unaudited)
                     ASSETS

Investments:

  Held to maturity securities:
    Bonds and long-term U. S. Treasury
      obligations at amortized cost (market
      value - $2,676,278 at September 30, 1997
      and $2,650,210 at December 31, 1996)               $ 2,633,549      $ 2,696,220

  Available-for-sale securities:
    Redeemable preferred stocks, at market value
      (amortized cost of $31,524 at September 30,
      1997 and $84,149 at December 31, 1996)                   7,585           56,920

  Trading security, at market value (cost of
      $279 at September 30, 1997 and $ 1,279
      December 31, 1996)                                         279              319
                                                         -----------      -----------

               Total investments                           2,641,413        2,753,459

Cash and equivalents                                       8,287,787        7,076,659

Premiums receivable, net                                   3,799,500        4,304,200

Deferred policy acquisition costs, net                       565,592          790,137

Receivables from officers and directors                      304,866          182,787

Furniture and office equipment, at cost, net of
  accumulated depreciation of $769,185 at September
  30, 1997 and $726,193 at December 31, 1996                 128,277          138,552

Prepaid and refundable income taxes                          564,538          757,548

Other assets                                                 925,047        1,106,908
                                                         -----------      -----------

     Total Assets                                        $17,217,020      $17,110,250
                                                         ===========      ===========

                                   (Continued)

                             ARISTA INVESTORS CORP.

                           CONSOLIDATED BALANCE SHEETS

                                                        September 30,      December 31,
                                                            1997               1996
                                                        ------------       ------------
                                                        (Unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Payable to reinsurers                                $     88,975       $     93,121
   Claims liabilities                                      3,700,200          4,351,500
   Unearned premiums                                       1,480,300          1,397,380
   Commissions payable                                       837,761            766,575
   Accounts payable and accrued expenses                   1,510,129          1,160,765
   Deferred income taxes                                     188,275             78,329
   Surplus note payable, net                               2,876,250          2,865,000
                                                        ------------       ------------

              Total Liabilities                           10,681,890         10,712,670
                                                        ------------       ------------
Commitments and contingencies: (Note 2)

Stockholders' equity:
   Class A common stock, $.01 par value;
     9,950,000 shares authorized; 2,580,100 shares
     issued                                                   25,801             25,801

   Common stock, Class B, $.01 par value; 50,000
     shares authorized, 47,400 shares issued and
     outstanding                                                 474                474

   Additional paid-in capital                              5,839,609          5,839,609

   Paid-in capital attributed to detachable
     warrant                                                 150,000            150,000

   Retained earnings                                       1,069,925            935,665

   Net unrealized loss on marketable securities              (23,939)           (27,229)
                                                        ------------       ------------
                                                           7,061,870          6,924,320
   Secured promissory note from shareholder                 (500,000)          (500,000)
   Less 10,000 shares Class A common stock in
     treasury, at cost                                       (26,740)           (26,740)
                                                        ------------       ------------

              Total Stockholders' Equity                   6,535,130          6,397,580
                                                        ------------       ------------

   Total Liabilities and Stockholders' Equity           $ 17,217,020       $ 17,110,250
                                                        ============       ============

The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                     Three months ended               Nine months ended
                                                        September 30,                   September 30,
                                                ---------------------------     -----------------------------
                                                    1997            1996            1997             1996
                                                -----------     -----------     ------------     ------------
Revenue:
   Gross premiums earned  (Note 2)              $ 5,475,359     $ 6,119,849     $ 16,471,370     $ 17,728,849
   Ceded premiums earned  (Note 2)                2,737,680       3,059,925        8,235,685        8,864,425
                                                -----------     -----------     ------------     ------------
          Net premiums earned                     2,737,679       3,059,924        8,235,685        8,864,424
   Net realized investment losses                      (106)           (321)          (2,625)            (529)
   Net unrealized investment gains/(losses)             331              --              106               --
   Investment income                                124,834         102,723          379,849          294,046
   Other income                                     100,772          79,754          252,991          205,561
                                                -----------     -----------     ------------     ------------
          Total revenue                           2,963,510       3,242,080        8,866,006        9,363,502
                                                -----------     -----------     ------------     ------------
Expenses:
   Underwriting (Note 2):
    Gross claims incurred                         3,485,032       3,814,810        9,424,406       11,715,848
    Ceded claims incurred                         1,742,516       1,907,405        4,712,203        5,857,924
                                                -----------     -----------     ------------     ------------
          Net claims incurred                     1,742,516       1,907,405        4,712,203        5,857,924
                                                -----------     -----------     ------------     ------------
    Gross commissions incurred                      979,502       1,056,146        3,056,620        3,174,210
    Ceded commissions incurred                      906,190       1,053,071        3,255,823        2,718,406
                                                -----------     -----------     ------------     ------------
          Net commissions incurred (earned)          73,312           3,075         (199,203)         455,804
                                                -----------     -----------     ------------     ------------
          Total underwriting expenses             1,815,828       1,910,480        4,513,000        6,313,728
   General and administrative expenses            1,170,297       1,159,838        3,852,146        3,619,664
                                                -----------     -----------     ------------     ------------
          Total expenses                          2,986,125       3,070,318        8,365,146        9,933,392
                                                -----------     -----------     ------------     ------------
Income (loss) before income taxes (benefits)        (22,615)        171,762          500,860         (569,890)
Provision for income taxes (benefits), net           43,700          62,700          366,600         (142,300)
                                                -----------     -----------     ------------     ------------

Net income (loss)                                   (66,315)        109,062          134,260         (427,590)
                                                ===========     ===========     ============     ============

Net income (loss) per common share                   ($0.03)          $0.04            $0.05           ($0.16)
                                                ===========     ===========     ============     ============
Weighted average number of common
  shares outstanding                              2,617,500       2,617,500        2,617,500        2,617,500
                                                ===========     ===========     ============     ============

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

  Nine months ended September 30, 1997 (Unaudited) and year ended December 31,
   1996

                                                                  Common Stock
                                                     --------------------------------------
                                                            Class A        Convertible Class B
                                                     --------------------  --------------------
                                                      Number        Par      Number     Par    Additional
                                                        of         value       of      value    paid-in
                                                      Shares       $.01      Shares    $.01     capital
                                                     ---------    -------    ------    ----    ----------
Balance - January 1, 1996                            1,940,600    $19,406    47,400    $474    $4,193,354
  Net loss                                                  --         --        --      --            --
  Net investment loss                                       --         --        --      --            --
  Issuance of shares of Class A common stock
    under the Incentive Stock Option Plan, from a
    Warrant and from a Non-qualified Stock Option      639,500      6,395        --      --     1,646,255
                                                     ---------    -------    ------    ----    ----------
Balance - December 31, 1996                          2,580,100     25,801    47,400     474     5,839,609
  Net income (unaudited)                                    --         --        --      --            --
  Net investment gain (unaudited)                           --         --        --      --            --
                                                     ---------    -------    ------    ----    ----------
Balance - September 30, 1997 (unaudited)             2,580,100    $25,801    47,400    $474    $5,839,609
                                                     =========    =======    ======    ====    ==========


                                                                             Paid-in
                                                                             capital                         Class A
                                                              Secured       attributed         Net           common
                                                             Promissory         to         unrealized         stock
                                             Retained           Note        detachable       loss on         held in
                                             earnings        Receivable      warrants      investments       treasury       Total
                                            -----------     -----------     -----------    -----------     -----------   -----------
Balance - January 1, 1996                   $ 2,111,528     $        --     $   150,000    ($   11,842)    ($   26,740)  $6,436,180
  Net loss                                   (1,175,863)             --              --             --              --   (1,175,863)
  Net investment loss                                --              --              --        (15,387)             --      (15,387)
  Issuance of shares of Class A
    common stock under the Incentive
    Stock Option Plan, from a Warrant
    and from a Non-qualified Stock Option            --        (500,000)             --             --              --    1,152,650
                                            -----------     -----------     -----------    -----------     -----------   -----------
Balance - December 31, 1996                     935,665        (500,000)        150,000        (27,229)        (26,740)   6,397,580
  Net income (unaudited)                        134,260              --              --             --              --      134,260
  Net investment gain (unaudited)                    --              --              --          3,290              --        3,290
                                            -----------     -----------     -----------    -----------     -----------   -----------
Balance - September 30, 1997 (unaudited)    $ 1,069,925     ($  500,000)    $   150,000    ($   23,939)    ($   26,740)  $6,535,130
                                            ===========     ===========     ===========    ===========     ===========   ==========

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                           1997            1996
                                                                       -----------     -----------
Cash flows from operating activities:
  Net income (loss)                                                    $   134,260     $  (427,590)
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation                                                          42,992          49,460
      Discount on surplus note                                              11,250          11,250
      Amortization of deferred acquisition costs                           224,545         245,984
      Loss on sale of investments                                            2,625             529
      Deferred income taxes/(benefit)                                      109,946        (130,998)
      (Increase) decrease in operating assets:
        Premiums receivable                                                504,700         243,103
        Receivables from officers and directors                           (122,079)
        Prepaid and refundable income taxes                                193,010          29,812
        Notes receivable shareholder, secured                                   --        (500,000)
        Other assets                                                       181,861        (311,512)
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                              349,364          82,389
        Payable to reinsurer                                                (4,146)        (57,168)
        Net claims liabilities                                            (651,300)       (104,498)
        Net unearned premiums                                               82,920          54,075
        Commissions payable                                                 71,186         (22,356)
                                                                       -----------     -----------

                Net cash provided by (used in) operating activities      1,131,134        (837,520)
                                                                       -----------     -----------
Cash flows from investing activities:
  Capital expenditures                                                     (32,717)         (6,927)
  Proceeds from sale of investments                                        112,990          56,666
  Purchases of investments                                                    (279)        (44,099)
  Payments to acquire new insurance business                                    --        (184,829)
  Deferred policy acquisition costs                                             --         147,203
                                                                       -----------     -----------
                Net cash used in investing activities                       79,994         (31,986)
                                                                       -----------     -----------
Cash flows from financing activities:
  Issuance of Class A common stock                                              --         895,300
                                                                       -----------     -----------
                Net cash provided by financing activities                        0         895,300
                                                                       -----------     -----------
                         Increase in cash and equivalents                1,211,128          25,794
Cash and equivalents:
  Beginning of period                                                    7,076,659       6,777,328
                                                                       -----------     -----------
  End of period                                                        $ 8,287,787     $ 6,803,122
                                                                       ===========     ===========
Supplemental cash flow disclosure:
  Cash paid during the period for income taxes                         $   295,931     $   293,401
                                                                       ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1997 and 1996
                                   (Unaudited)

Note 1 - Basis of presentation

The accompanying consolidated financial statements (the "Statements") include the accounts of Arista Investors Corp. and its wholly-owned subsidiaries: Arista Insurance Company ("Arista"), The Collection Group, Inc. ("Collection"), and Arista Administrative Services, Inc. ("Administrative"), collectively the "Company". The Statements are prepared on the basis of generally accepted accounting principles ("GAAP"). GAAP differs from statutory accounting principles ("SAP") used by insurance companies in reporting to state regulatory agencies. In the opinion of the management of Arista Investors Corp., (the "Company" or the "Registrant") all adjustments (consisting of normal recurring accruals only) have been reflected for a fair presentation of the unaudited financial position as of September 30, 1997 and the results of operations for the nine-month and three-month periods ended September 30, 1997 and 1996. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.

Note 2 - Reinsurance

Effective October 1, 1995, Arista entered into an agreement with The Cologne Life Reinsurance Company ("Cologne") whereby Arista cedes, by way of reinsurance, a 50% quota share participation in Arista's disability benefits insurance business, both for business in force as of October 1, 1995 and for new business written or acquired after October 1, 1995. This agreement is subject to cancellation by either party on 90 days' prior written notice.

A contingent liability exists with respect to reinsurance ceded which would become a liability of Arista in the event that the reinsurer is unable to meet its proportionate share of the obligations assumed under the Agreement.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1997 and 1996
                                   (unaudited)

Note 3 - Related parties

At September 30, 1997 and December 31, 1996, Bernard Kooper, President of the Company, Chairman of the Boards of Directors of the Company and Arista and a Director of The Collection Group, Inc., beneficially owns 19.1% and 100% of the outstanding shares of Class A and Class B Common Stock, respectively Mr. Kooper is also the owner of Bernard Kooper Life Agency, Inc. (the "Agency"), one of the general agents of Arista. The Agency received approximately $169,000 and $165,000 in commissions from Arista during the nine months ended September 30, 1997 and 1996, respectively. Of this amount, the Agency paid approximately $116,000 during both the nine months ended September 30, 1997 and 1996 to brokers, which included certain members of the Board of Directors of the Company and Arista. The amount paid to members of the Board of Directors of the Company and/or Arista by the Agency was approximately $20,000 during both the nine months ended September 30, 1997 and 1996. Commissions payable to the Agency at September 30, 1997 and 1996 were $13,494 and $11,622, respectively. At September 30, 1997, Arista's salary advances to an officer and director aggregated $80,500. Salary advances are limited to 50% of approved compensation and are to be repaid within one year.

                             ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                           September 30, 1997 and 1996
                                   (Unaudited)

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

Results of Operations

The Company's net income for the nine months ended September 30, 1997 was approximately $134,000; the Company experienced a net loss for the third quarter ended September 30, 1997 of approximately $66,000. For the nine months ended September 30, 1996, the Company's net loss was approximately $428,000 and for the third quarter ended September 30, 1996, the Company's net income was approximately $109,000. The results for the nine months ended September 30, 1997 reflect a provision for income taxes of $366,600, which includes New York State franchise taxes of approximately $237,000 that is based on Arista's statutory income basis.

Arista's gross premiums earned were approximately $16.5 million and $17.7 million for the first nine months of 1997 and 1996, respectively. Gross premiums earned for the third quarters of 1997 and 1996 were approximately $5.5 million and $6.1 million, repectively. This decrease was due to Arista's continued net loss of covered lives as well as policyholders.

Arista's gross claims incurred for the first nine months of 1997 were approximately $9.4 million, representing 57.2% of gross premiums earned. For the first nine months of 1996, gross claims incurred were approximately $11.7 million, representing 66.1% of gross premiums earned. For the third quarter of 1997 and 1996, the gross claims incurred ratios were 63.6% and 62.3%, respectively. Gross claims incurred includes claim reserves for unpaid losses, unpaid loss adjustment expenses and required assessments. Unpaid loss reserves are only estimates of what the insurer expects to pay on claims, based on facts

                             ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                           September 30, 1997 and 1996
                                   (Unaudited)

and circumstances then known. A degree of variability is inherent in such estimates. The estimates are continually reviewed and adjusted as necessary, and such adjustments are reflected in current operations. The current operations for the first nine months of 1997 included a reduction in gross claims liabilities of approximately $651,000, or 4.0% of gross premiums earned.

Consolidated investment income for the nine months of 1997 and 1996 were approximately $380,000 and $294,000, respectively. For the third quarter of 1997 and 1996, consolidated investment income was approximately $125,000 and $103,000, respectively.

Other income for the nine months of 1997 and 1996 was approximately $253,000 and $206,000, respectively. Other income includes third-party administration fees of approximately $248,000 and $187,000 earned by Arista during the nine months of 1997 and 1996, respectively. This increase was attributable to additional business serviced under Arista's third-party administration agreements. For the third quarter of 1997 and 1996, other income was approximately $101,000 and $80,000, respectively.

Arista's gross commissions incurred as a percentage of gross premiums earned were 18.6% and 17.9% for the nine months of 1997 and 1996, respectively. In addition, the ratios of gross commissions incurred to gross premiums earned during the third quarter of 1997 and 1996 were 17.9% and 17.3%, respectively.

The consolidated general and administrative expenses for the nine months of 1997 and 1996 were approximately $3.9 million

                             ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                           September 30, 1997 and 1996
                                   (Unaudited)

and $3.6 million, respectively. This change was due principally to increases in professional fees during the nine months of 1997 of approximately $247,000 and additional interest expense attributable to the surplus note of approximately $60,000, offset by a decrease in salaries and benefits of approximately $91,000. For the third quarter of 1997 and 1996, the consolidated general and administrative expenses were both approximately $1.2 million.

Liquidity and Capital Resources

Retained earnings increased from $6,397,580 at December 31, 1996 to $6,535,130 at September 30, 1997 as a result of the Company's net income for the nine-month period.

Management believes that Arista's statutory capital and surplus of approximately $7.0 million at September 30, 1997 is sufficient to support its current annual premium level.

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

                          ARISTA  INVESTORS CORP. (Registrant)


                     BY:  /S/ BERNARD KOOPER
                          -------------------------------------
                          BERNARD KOOPER,  President  and
                            Chairman of the Board (principal
                            executive officer)


                     BY:  /S/ SUSAN J. HALL
                          -------------------------------------
                          SUSAN  J. HALL, Senior Vice President
                            and Treasurer (principal  financial
                            and accounting officer)

November 14, 1997