Form 10-K405
period 1997-12-31
ARISTA INVESTORS CORP
filed 1998-04-13
CIK 799902

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                           -----------------------------


                                     FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
            SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended ............December 31, 1997

                                          OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________


Commission File Number                   0-16520
                       ---------------------------------------------------------

                                ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

          Delaware                                             13-2957684
---------------------------------                           ------------------
 (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)


    116 John Street, New York, New York                           10038
---------------------------------------------               ------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:    (212) 964-2150
                                                   ---------------------------

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

                                 Yes:  /X/   No: / /

     The aggregate market value of the voting stock (Class A Common Stock, par value $ .01 per share) held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price, as of March 26, 1998 was $3,990,425.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate number of registrant's outstanding shares on March 26, 1998, was 2,570,100 shares of Class A Common Stock, $0.01 par value (excluding 10,000 shares of treasury stock), and 47,400 shares of Class B Common Stock, $0.01 par value.

                         DOCUMENTS INCORPORATED BY REFERENCE:

                                        None.

                                        PART I

ITEM 1.   BUSINESS

GENERAL

     Arista Investors Corp. (the "Registrant") through its wholly-owned subsidiary, Arista Insurance Company ("Arista"), a New York corporation (Registrant and Arista are sometimes hereinafter individually or collectively referred to as the "Company"), has been engaged in the sale and underwriting of statutory, super statutory and voluntary disability benefits insurance (collectively, the "Insurance") in the State of New York since 1979. The Registrant is a Delaware corporation incorporated on August 19, 1986, which succeeded to the business of its predecessor, Arista Investors Corp., a New York corporation organized in 1978. The Company's principal executive offices are located at 116 John Street, New York, New York 10038. Its telephone number is
(212) 964-2150.

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

     The following table sets forth the gross, ceded and net premiums earned by Arista, together with the Company's investment income and realized investment gains (losses) for each of the three years of the period ended December 31, 1997.

                                  1995           1996           1997
                                  ----           ----           ----

Gross premiums earned         $26,091,714    $23,160,258    $20,763,439
Ceded premiums earned          13,045,857     11,580,129     10,381,719
                              -----------    -----------    -----------
  Net premiums earned         $13,045,857    $11,580,129    $10,381,720
                              -----------    -----------    -----------
                              -----------    -----------    -----------

Investment income             $   252,134       $440,540    $   513,913
                              -----------    -----------    -----------
                              -----------    -----------    -----------

Realized investment gains
  (losses)                    $      (137)   $      (208)   $    (2,519)
                              -----------    -----------    -----------
                              -----------    -----------    -----------

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

     Pursuant to agreements effective July 1, 1993 and January 1, 1995, Arista has acted as a third party administrator for the statutory disability benefits books of business of The Guardian Life Insurance Company of America and the United States Life Insurance Company in the City of New York, respectively. The administrative services fees collected by Arista during the years ended December 31, 1995, 1996 and 1997 were $165,801, $234,176 and $312,378 respectively.

     During the three-year period ended December 31, 1997, Arista has entered into the following arrangements to acquire books of New York State disability insurance:

     1. Effective January 1, 1995, Arista, through an assumption reinsurance treaty, acquired the book of the Insurance that had been previously ceded by American Medical and Life Insurance Company. Arista issued assumption certificates to all such American Medical and Life Insurance Company policyholders.

     2. Effective April 1, 1996, Arista entered into assumption reinsurance treaties with Greater New York Mutual Insurance Company ("GNYMIC") and with Insurance Company of Greater New York ("ICGNY") which authorized Arista to assume all of GNYMIC's and ICGNY's Insurance and issue assumption certificates to the policyholders then currently insured with GNYMIC and ICGNY.

     For the year ended December 31, 1997, no customer accounted for 10% or more of the Company's consolidated gross revenues. For the year ended December 31, 1996, one group, the Federation of Jewish Philanthropies, accounted for approximately 11% of Arista's consolidated revenue. Arista's relationship with the Federation of Jewish Philanthropies terminated effective February 1998. For the year ended December 31, 1995, no individual customer or group of related customers accounted for 10% or more of Arista's consolidated revenue, however, during that year, Arista was the underwriter for the Insurance for two large groups with combined earned premiums of approximately $3,692,000 in 1995.

     Effective December 29, 1995, Arista issued a $3,000,000 surplus note to Cologne Life Underwriting Management Company ("CLUMCO"). The surplus note bears interest at the rate of 10.5% per annum, and provides for the principal to be repaid in eight equal installments in years three through ten, together with any accrued interest. These repayments of principal and accrued interest shall only be made out of the free and divisible surplus of Arista, and are subject to the approval of the Superintendent of Insurance of the State of New York. If the principal and interest are not repaid in full at the end of the ten years, the surplus note renews annually for additional one-year terms until the balance is repaid. The surplus note permits prepayment subject to the prior approval of
the New York State Insurance Department.   In addition, the Registrant issued a
ten year warrant to CLUMCO to purchase up to 150,000 shares of the Company's Class A Common Stock, subject to certain conditions, at an exercise price of $3.50 per share. Effective as of January 1, 1998, in connection with Arista's entering into a new reinsurance arrangement with The Guardian Life Insurance Company, Arista terminated its reinsurance agreement with Cologne Life Reinsurance Company. Pursuant to such termination, the existing $3,000,000 surplus note plus accrued interest will be repaid as soon as practicable, subject to regulatory approval. See "Reinsurance Ceded."

     Arista submitted an application for admission as a reinsurer to the Office of the Commissioner of Insurance of the Commonwealth of Puerto Rico during 1989. In 1991, Arista requested that the Commissioner hold its application in abeyance pending the conclusion of certain negotiations regarding a reinsurance arrangement in the Commonwealth. During 1997, the Company decided to discontinue negotiations regarding this arrangement.

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

     Arista currently has under contract more than 350 general agents. These general agents place the Insurance with other insurance companies in addition to Arista. These general agents submit to Arista insurance written through more than 6,900 insurance brokers and soliciting agents. Arista enters into written contracts with general agents who in turn engage brokers and soliciting agents. Arista's contract with each general agent may be canceled by either party on 30 days' prior written notice. The commissions paid by Arista are competitive with the commissions paid by other insurers in the insurance industry. Each general agent is responsible for payment of any commissions due brokers or soliciting agents engaged by the general agent.

     In 1997, based upon results as of December 31, 1996, Arista received a rating of B (fair) from A.M. Best Company, Inc. ("Best"), the principal organization rating insurance companies. Best's ratings are based upon factors of concern to policyholders.

CLAIMS

     Gross claims incurred by Arista amounted to $16,588,801 in 1995, $15,288,310 in 1996 and $12,212,694 in 1997.

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

     The Company's estimated-to-actual claims experience is as follows:

Calendar Year       Estimated Loss Ratio          Actual Loss Ratio
-------------       --------------------          -----------------

    1992                 65.7%                         67.6%
    1993                 65.5%                         64.9%
    1994                 66.5%                         65.0%
    1995                 62.2%                         61.8%
    1996                 62.4%                         60.6%
    1997                 58.8%*                           **

* Experience is based on estimated claim reserves including reinsurance assumed at December 31, 1997.

** Fully developed loss information for 1997 will not be available until after September 30, 1998.

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

     Effective October 1, 1995, Arista entered into an agreement with Cologne Life Reinsurance Company ("Cologne") whereby Arista ceded by way of reinsurance a 50% quota share participation in the Insurance, both for business in force as of October 1, 1995 and for new business written or acquired after October 1, 1995. This agreement was cancelled by mutual consent of the parties effective as of January 1, 1998.

     Cologne had total assets of approximately $657,400,000 at December 31, 1997 and a Best's rating of A+ as of December 31, 1997. Unlike other segments of the accident and health and property and casualty industries, there is no need to facilitate a spread of risk pursuant to any one occurrence as the maximum liability for Arista on any one life cannot exceed $4,420. The cost to Arista of obtaining reinsurance had never exceeded approximately 1.2% of its gross premiums received. (See Note 13 of the Consolidated Financial Statements.)

     Arista entered into a quota share reinsurance treaty with The Guardian Life Insurance Company of America ("The Guardian") effective as of January 1, 1998 , whereby Arista cedes by way of reinsurance a 50% participation in the Insurance, both for business in force as of January 1, 1998 and for business written or acquired after January 1, 1998. This agreement is subject to cancellation by either party on ninety (90) days prior written notice. The Guardian had total assets of approximately $12,102,000,000 at December 31, 1997, and a Best's rating of A+ as of December 31, 1997.

REINSURANCE ASSUMED

     Effective April 1, 1994 Arista entered into a reinsurance agreement with Allianz Life Insurance Company of North America ("Allianz") wherein Arista assumed Hawaii Temporary Disability Insurance business that was ceded by Allianz since 1994. This agreement was terminated February 29, 1996.

RESERVES

     Insurance companies are required to maintain reserves for unearned premiums, and claim reserves for unpaid losses, unpaid loss adjustment expenses and New York State assessments for this line of business. These claim reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those incurred but not reported. Arista establishes these claim reserves based upon its prior experience. Gross claims liabilities were $4,526,315, $4,351,500, and $3,391,950 at December 31, 1995, 1996, and 1997,
respectively.

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

     The following table compares Arista's gross liability for unpaid losses, LAE, and DBL assessments, at the end of each of the last five calendar years compared to the gross amounts actually paid against these reserves for the last five years (excluding 1997, for which the development is not yet completed).

                                         Year Ended December 31,
                              ------------------------------------------------
                                                  ($ ,000)

                                1993      1994      1995      1996      1997
                              --------  --------  --------  --------  --------
Estimated gross liability
for unpaid losses, LAE
reserves and DBL assessments  $  4,168  $  4,921  $  4,526  $  4,351  $  3,392
                              --------  --------  --------  --------  --------
                                                                      --------
Gross amounts actually paid
  against reserves:
     One year later              4,587     4,807     4,561     3,277        (1)
     Two years later                -         -         -         -
     Three years later              -         -         -         -
     Four years later               -         -         -         -
                              --------  --------  --------  --------

Redundancy (deficiency)           (419)      114       (35)    1,074
                              --------  --------  --------  --------

Cumulative redundancy
  (deficiency)                $   (419) $   (305) $   (340) $    734
                              --------  --------  --------  --------
                              --------  --------  --------  --------

(1) Development is not yet complete.

COMPETITION

     The writing of Insurance is highly competitive and many insurers write this line of insurance in New York. These insurers vary in size and generally have longer operating histories, offer a broader range of insurance other than the Insurance and generally have greater financial, marketing and management resources, than Arista. In addition, the New York State Insurance Fund also offers the Insurance. Competition is primarily based upon service and, in certain classes of business, rate structure. Arista strives to keep its rates at the median of its competitors for groups of less than 50 lives. For groups of 50 or more lives, rates are a function of the experience for each risk. Arista's management believes that the services offered by Arista compare favorably with those offered by its competitors.

EMPLOYEES

     As of December 31, 1997, the Company had forty-three (43) employees, three
(3) of whom are part-time. Nine (9) of these employees are executive officers, (two (2) of whom serve part-time), seven (7) provide claims services as examiners, one (1) provides general and administrative services and twenty-six
(26) provide all other services, one (1) of whom works part time. The Company believes its relations with its employees are satisfactory.

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

     The following table contains information concerning the Company's investment portfolio as at December 31, 1997:
                                                            Amount at
                                                             which is
                               Cost or                       shown in
                               amortized       Market       the balance
   Type of Investment            Cost          Value           Sheet
   ------------------         ----------     ----------     ----------
Investment Securities:
   United States Treasuries   $2,630,453     $2,632,904     $2,630,453
   Equity Securities              31,803          9,335          9,335
                              ----------     ----------     ----------

                              $2,662,256     $2,695,725     $2,639,788
                              ----------     ----------     ----------
                              ----------     ----------     ----------

     The following table summarizes the Company's investment results before income taxes for the five years ended December 31, 1997:


                           1993      1994      1995      1996      1997
                           ----      ----      ----      ----      ----

Net investment income    $188,200  $215,480  $252,134  $440,540  $513,913
Net realized investment
  gain (loss)            $ 47,142  $ (2,603) $   (137) $   (208) $ (2,519)
Average annual yield on
  total investments(1)      4.47%     5.54%     5.90%     5.69%     5.83%


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

     The Company is also regulated under New York State Insurance Law, Article 15, the "Holding Companies" statute. The regulations promulgated under the "Holding Companies" statute require prior regulatory agency approval of changes in control of an insurer and of transactions within the holding company structure. Arista was examined during calendar years 1990-1991 for the three year period ended December 31, 1989. In accordance with applicable regulations promulgated by the New York State Insurance Department, a report for the three-year period ended December 31, 1989 was issued. Arista's Board of Directors reviewed and approved the recommendations contained therein, and the report was filed by the New York State Insurance Department on December 17, 1992. In 1996, the New York State Insurance Department examined Arista for the five-year period ended December 31, 1994 and the examination was completed. A preliminary report was issued on March 31, 1998.

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


-------------------------
(1) Calculated on the mean of total investments on the first and last day of each quarter.

     The declaration and payment of dividends by the Registrant is subject to the discretion of its Board of Directors and is dependent upon any dividends the Registrant may receive as the sole shareholder of Arista. Under New York State Insurance Law, Arista may pay dividends only out of its statutory earned surplus. Generally, the maximum amount of dividends that Arista may pay without regulatory approval in any twelve-month period is the lesser of adjusted net investment income or ten percent (10%) of statutory surplus. In 1996, Arista's Board of Directors authorized the payment of a dividend to the Registrant in the amount of $111,654. The dividend was paid on April 11, 1996. No dividends were paid by Arista in 1995 and 1997.

     Arista is not aware of any current proposed changes in either federal or state regulations with respect to the Insurance.

THE COLLECTION GROUP

     The Collection Group, Inc., a wholly-owned subsidiary of the Registrant, commenced operations during July 1991. The Collection Group, Inc., provides collection services to Arista.

AMERICAN ACCIDENT AND HEALTH INSURANCE COMPANY

     On December 20, 1995, Arista sold all of the outstanding shares of capital stock of its wholly-owned subsidiary, American Accident and Health Insurance Company ("American"), to American Travelers Life Insurance Company for $764,675, resulting in a pretax gain of $320,192.

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

     The Company has the option to terminate the lease provided it notifies the landlord ninety days prior to the termination date, and reimburses the landlord for the unamortized portion of the landlord's contribution for leasehold improvements which was approximately $100,000 at December 31, 1997.

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

       For the Period Ended December 31, 1996
       --------------------------------------
                                Class A
          Quarter   Range     Common Stock
          -------   -----     ------------

          First     High        $2 1/8
                    Low         $2 1/8

          Second    High        $2 1/2
                    Low         $2 1/8

          Third     High        $2 1/2
                    Low         $2 1/2

          Fourth    High        $2 1/2
                    Low         $2

       For the Period Ended December 31, 1997
       --------------------------------------
                                Class A
          Quarter   Range     Common Stock
          -------   -----     ------------

          First     High        $2 9/16
                    Low         $2 1/2

          Second    High        $2 7/16
                    Low         $2 3/8

          Third     High        $2 3/8
                    Low         $2 1/8

          Fourth    High        $2 5/32
                    Low         $1 7/8

     (b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS:

     The number of holders, including individual participants in security position listings of registered clearing agencies, as of December 1997, was approximately 360.

                                                  Approximate Number of
          Title of Class                             Record Holders (1)
          --------------                          ---------------------

          Class A Common Stock, $.01 par value               54
          Class B Common Stock, $.01 par value                1

----------------------------

(1)  Information is as of March 26 , 1998.

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

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles, which differ in certain respects from those followed in financial statements prepared for regulatory authorities. (See Note 15 to the accompanying Consolidated Financial Statements.)

ITEM 6.       CONSOLIDATED SELECTED FINANCIAL DATA
                (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------------------------------------
                                                            1997            1996            1995           1994            1993
                                                          ---------     ----------      ----------      ----------      ----------

Statement of operations data:
    Revenue:
       Gross earned premiums                              $  20,763     $   23,160      $   26,092      $   26,189      $   24,219
                                                          ---------     ----------      ----------      ----------      ----------
                                                          ---------     ----------      ----------      ----------      ----------

       Net earned premiums                                $  10,382     $   11,580      $   13,046      $   13,094      $   21,329
       Investment income                                        514            440             252             215             182
       Realized and unrealized investment
          gains (losses)                                         (3)             -               -              (3)             47
       Other income                                             358            299             333             280             130
    Expenses:
       Net underwriting expenses                             (6,075)        (8,291)         (8,464)         (9,113)        (16,979)
       General and administrative expenses                   (4,683)        (5,678)         (5,016)         (4,794)         (3,728)
                                                             ------         ------          ------          ------          ------
          Income (loss) from continuing operations
            before provision for income taxes                   493         (1,650)            151            (321)            981
                                                                ---         ------             ---            ----             ---
    Provision for income taxes and tax benefit
       of net operating loss carryforward:

          Provision for income taxes                            393             81              92             127             541

          Tax benefit of net operating
             loss carryforward                                    -           (555)              -            (207)              -
                                                                ---           ----              --            ----             ---
          Net provision (benefit)                               393           (474)             92             (80)            541
                                                                ---           ----              --             ---             ---
    Net income (loss) from continuing

       operations                                               100         (1,176)             59            (241)            440
                                                                ---         ------              --            ----             ---
    Discontinued operations:
       Income from operations of disposed
          segment (net of taxes of $3)                            -              -               6               -               2
       Gain on disposal of segment (net of
          income taxes of $128)                                   -              -             192               -               -
                                                                  -              -             ---               -               -
          Net income from discontinued operations                 -              -             198               -               2
                                                                  -              -             ---               -               -
          Net income (loss)                               $     100     $   (1,176)     $      257      $     (241)     $      442
                                                          ---------     ----------      ----------      ----------      ----------
                                                          ---------     ----------      ----------      ----------      ----------
    Per common share:
       Basic:

          Income (loss) from continuing operations        $     .04     $     (.51)     $     0.03      $    (0.12)     $     0.22
          Income from discontinued operations             $       -     $        -      $     0.10      $        -      $        -
       Diluted:

          Income (loss) from continuing operations        $     .04     $     (.51)     $     0.02      $    (0.12)     $     0.20
          Income from discontinued operations             $       -     $        -      $     0.09      $        -      $        -
    Weighted average number of common shares:

       Basic                                              2,617,500      2,297,750       1,978,000       1,978,000       1,978,000
                                                          ---------     ----------      ----------      ----------      ----------
                                                          ---------     ----------      ----------      ----------      ----------

       Diluted                                            2,617,500      2,297,750       2,279,287       1,978,000       2,254,147
                                                          ---------     ----------      ----------      ----------      ----------
                                                          ---------     ----------      ----------      ----------      ----------
Balance sheet data:
    Short-term investments                                $       -     $        -      $        -      $      208      $      726
    Cash and equivalents                                      8,297          7,077           6,777           2,725           2,355
    Premiums receivable                                       2,979          4,304           5,131           6,328           6,652
    Total assets                                             17,033         17,110          17,640          15,083          10,457
    Payable to reinsurer                                        159             93             161              80              62
    Claims liabilities                                        3,392          4,351           4,526           4,921           4,168
    Unearned premiums                                         1,465          1,397           1,328           1,358             960
    Commissions payable                                         730            766             942           1,343             880
    Total stockholders' equity                                6,503          6,397           6,436           6,011           6,268

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

RESULTS OF OPERATIONS

YEAR-ENDED DECEMBER 31, 1997 VS. DECEMBER 31, 1996

     The Company's net income for the year 1997 was approximately $100,000 ($0.04 per share), as compared with a net loss of approximately $1,176,000 (approximately $0.51 per share) for 1996. The profit, before provision for income taxes, was approximately $493,000 in 1997, as compared with a loss before provision for income taxes of approximately $1,650,000 for 1996. The Company's loss in 1996 included approximately $757,000 attributable to additional compensation expenses incurred from the exercise of warrants and options during that year. The current operations for the year 1997 included a reduction in gross claims liabilities of approximately $960,000, or 4.6% of gross premiums earned.

     Arista's gross premiums earned for the year 1997 were approximately $20.8 million as compared with approximately $23.2 million for 1996. This decrease was due to Arista's continued net loss of covered lives and policyholders. The continuing net loss in covered lives is a function of increased competition for experience-rated groups and a lower competitive rate structure for non-experience-rated groups. Arista expects this trend to continue.

     Arista's gross claims incurred for 1997 were approximately $12.2 million or 58.8% of gross premiums earned. For the year 1996, gross claims incurred were approximately $15.3 million, representing 66.0% of gross premiums earned. Gross claims incurred includes claim reserves for unpaid losses, unpaid loss adjustment expenses and required assessments. Unpaid loss reserves are only estimates of what the insurer expects to pay on claims, based on facts and circumstances then known. A degree of variability is inherent in such estimates. The estimates are continually reviewed and adjusted as necessary, and such adjustments are reflected in current operations.

     Consolidated investment income for 1997 was approximately $514,000, representing an increase of approximately $73,000, due mainly to a small increase in the Company's average annual yield on total investments. In addition, Arista had insignificant net realized and unrealized investment losses for 1997 and 1996.

     Income from Third Party Administration services was approximately $351,000 in 1997, as compared to approximately $260,000 for 1996. Other income was approximately $7,000 in 1997, as compared to approximately $39,000 for 1996.

     Arista's gross commissions incurred for 1997 were approximately $3.9 million as compared with approximately $4.2 million for 1996.

     The consolidated general and administrative expenses for the years 1997 and 1996 were approximately $4.7 million and $5.7 million, respectively. This decrease was due principally to the additional compensation expenses incurred in 1996 from the exercise of warrants and options of approximately $757,000.

YEAR-ENDED DECEMBER 31, 1996 VS. DECEMBER 31, 1995

     The Company's net loss for the year 1996 was approximately $1,176,000 (approximately $0.51 per share, as restated) compared with a net income of approximately $59,000 from continuing operations (approximately $0.02 per share, diluted) in 1995. The loss, before income tax (benefit) for 1996, was approximately $1,650,000 compared with a profit before provision for income taxes and tax benefit, of approximately $151,000 in 1995. The Company's operating loss in 1996 included approximately $757,000 (approximately $0.29 per share) attributable to additional compensation expenses incurred from the exercise of warrants and options.

     Arista's gross premiums earned for the year 1996 were approximately $23.2
million as compared with approximately $26.1 million for 1995.   The reduction
in gross premiums earned was the result of Arista's termination of its assumption reinsurance agreement during the first quarter of 1996 wherein Arista had assumed Hawaii Temporary Disability Insurance Business that had been ceded by Allianz Life Insurance Company of North America together with a continuation of the net loss of covered lives and of policyholders. The continued net loss of covered lives was a function of increased competition for experience-rated groups and a lower competitive rate structure for non-experience-rated groups. The Company expects this trend to continue.

     Arista's gross claims incurred for 1996 were approximately $15.3 million or 66.0% of gross premiums earned. For the year 1995, gross claims incurred were $16.6 million or 63.6% of gross premiums earned.

     Consolidated investment income for 1996 was approximately $441,000 representing an increase of $189,000 over 1995. The increase was due mainly to income earned on the proceeds received by Arista upon the issuance of the surplus note. In addition Arista had insignificant net realized and unrealized investment losses in 1996 and 1995.

     Income from Third Party Administrative services was approximately $260,000 in 1996, as compared to approximately $204,000 in 1995. Other income was approximately $39,000 in 1996, as compared to approximately $129,000 in 1995.

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

                           LIQUIDITY AND CAPITAL RESOURCES

     Retained earnings increased from $935,665 at December 31, 1996 to $1,035,985 at December 31, 1997 as a result of the Company's increase in operating profits.

     At present, management considers Arista's statutory capital and surplus of approximately $6.2 million at December 31, 1997 sufficient to support its current annual premium level, as well as providing capacity for additional annual premiums. Pursuant to the termination of Arista's reinsurance agreement with Cologne Life Reinsurance Company, the existing $3,000,000 surplus note, plus accrued interest, will be repaid as soon as practicable, subject to regulatory approval.

     Arista may pay dividends to the Registrant from its statutory earned surplus pursuant to statutory restrictions imposed under the New York State Insurance Law. The maximum amount of dividends that may be paid in any twelve-month period without the prior approval of the New York State Insurance Department is the lesser of adjusted net investment income or 10% of statutory surplus as defined in the New York State Insurance Law. In 1996, Arista's Board of Directors authorized the payment of a dividend to the Registrant in the amount of $111,654. The dividend was paid on April 11, 1996. No dividends were
paid by Arista in 1997 and 1995.   See "Business-Regulation."

     Management believes that neither Arista's premium rates nor claim costs have materially changed due to inflation.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this item is submitted in Part IV of this Form 10-K on page F-1 to S-7.

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

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names of the directors, executive officers, their ages, positions with the Company, Arista, and The Collection Group, Inc ("Collection"), and tenure as directors of the Company, are set forth below:

                                                                     Director of
                                                                     the Company
Name                Age  Position                                      Since
----                ---  --------                                    -----------

Bernard Kooper*     72   Chairman of the Boards of Directors            1978
                         of the Company, Arista, and Collection,
                         and President of the Company

Stanley S. Mandel** 63   Executive Vice President and                   1983
                         Director of the Company, President
                         and Director of Arista, and Director
                         of Collection

Susan J. Hall       53   Senior Vice President and Treasurer            --
                         of the Company and Arista, and Controller and Director of Arista

Louis H. Saltzman*  47   Secretary and Director of the                  1981
                         Company and Arista, and Director
                         of Collection

Richard P. Farkas** 73   Director of the Company and Arista             1991

J. Martin Feinman** 73   Director of the Company, Arista, and           1978
                         Collection, and Secretary of Collection

Noah Fischman*      66   Director of the Company, Arista, and           1978
                         Collection

Daniel Glassman*    69   Director of the Company and Arista             1994


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

     STANLEY S. MANDEL has served as Executive Vice President and a Director of the Company, and President and a Director of Arista since August 1983. Since June 1991, he has served as a Director of Collection. He is also a director of Micro-Medical Industries, Inc. and Chairman of the Board of Directors of Kingsbrook Jewish Medical Center.

     SUSAN J. HALL has served as Senior Vice President and Treasurer of the Company and Arista since March 1988, and a Director of Arista since June 1987. Since October 1986, she has served as Controller of Arista.

     LOUIS H. SALTZMAN has served as Secretary and a Director of the Company and Arista since May 1981. Since June 1991, he has served as a Director of
Collection.   Since March 31, 1997, Mr. Saltzman has served as Vice President, a
Director and a principal stockholder of the Saltzman-American Business Agency, Inc., a life and health general agency in Manhasset, New York. Since January 1989, he served as President and sole stockholder of The Saltzman/Kooper Agency, Inc., a life, accident and health general agency in New York, New York. From May 1975 to December 1988, he served as an insurance broker and brokerage manager for Bernard Kooper Life Agency, Inc., and Bernard Kooper Associates, Inc., life and health general agents in New York, New York. Mr. Saltzman is the son-in-law of Bernard Kooper.

     RICHARD P. FARKAS has served as a Director of the Company since September 1991 and as a Director of Arista since June 1988. From June 1988 to June 1990, he also served as a Director of the Company. He is also Chairman and Chief Executive Officer of IMC International Management Consultants, Inc., a provider of business and management consulting services. Mr. Farkas is also a director of Integrated Food Technologies Corporation, Waterchef, Inc. and Ta Lenman, Inc.

     J. MARTIN FEINMAN has served as a Director of the Company since its inception, and has served as a Director of Arista since May 1981. Since June 1991, he has served as a Director and Secretary of Collection. From 1950 until November 1992, Mr. Feinman served as President of Olde England Paint and Varnish Corporation, a distributor of paint products, located in Brooklyn, New York.

     NOAH FISCHMAN has served as a Director of the Company since its inception, and served as Vice President of the Company from its inception to June 1987. He has served as a Director of Arista since June 1982. Since June 1991, he has served as a Director of Collection. Since 1968, Mr. Fischman has served as President and a principal stockholder of Fischman-Kooper, Inc., a multi-line insurance agency located in Roslyn Heights, New York.

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

                                             SUMMARY COMPENSATION TABLE

                                                                                        Long-Term Compensation
                                                                                     ------------------------------
                                             Annual Compensation                            Awards                 Payouts
                                   --------------------------------------------     --------------------  ------------------------
Name and                                                            Other           Restricted                          All Other
Principal                                                           Annual            Stock     Options/   LTIP       Compensation
Position                           Year   Salary($)    Bonus($)  Compensation($)     Awards($)   SARS(#)  Payouts($)   ($)(3)(4)
--------                           ----   ---------    --------  ---------------     ---------   ------   ----------    --------
Bernard Kooper -
Chairman of the Boards of
Directors of the Company,          1995   150,000      35,000          -0-             -0-        -0-       -0-         35,950
Arista and Collection and          1996   150,000      10,000      492,750(6)          -0-        -0-       -0-         35,950
President of the Company           1997   150,000      35,000          -0-             -0-        -0-       -0-         35,950(5)
   (1)(3)(4)

Stanley S. Mandel - Executive      1995   208,750      35,000          -0-             -0-        -0-       -0-         28,363
Vice President and a Director      1996   208,750      26,000      264,600(6)          -0-        -0-       -0-         27,196
of the Company, President          1997   208,750      61,000       63,428(7)          -0-        -0-       -0-         28,363(5)
and a Director of Arista and a
Director of Collection(2)(3)(4)


(1) Effective February 1993, the Company entered into an employment agreement with Mr. Kooper which provides Mr. Kooper a base salary of $150,000 per annum. The agreement obliges Mr. Kooper to devote such time as he deems necessary to perform his duties on behalf of the Company (but in no event less than 120 days per year). Mr. Kooper continues to devote a substantial amount of his time to the activities of Bernard Kooper Life Agency Inc., Bernard Kooper Associates, Inc., Fischman-Kooper, Inc. and other business activities during the year. In July 1994, Mr. Kooper's employment agreement was amended, which amendment, among other things, extended Mr. Kooper's term of employment an additional three years. Mr. Kooper's employment agreement will now expire in February 2001.

(2) Effective February 1993, Arista entered into an employment agreement with Mr. Mandel which provides Mr. Mandel a base salary of $208,750 per annum. In July 1994, Mr. Mandel's employment agreement was amended, which amendment, among other things, extended Mr. Mandel's term of employment an additional three years. Mr. Mandel's employment agreement will now expire in February 2001. Mr. Mandel also is entitled to annual reimbursements for automobile expenses of up to $9,000 and a non-accountable expense allowance of up to $5,000 per annum.
Mr. Mandel's employment agreement also provides that Arista shall obtain a long-term disability benefits policy with benefits of $5,000 per month for Mr. Mandel.

(3) Each of Mr. Kooper's and Mr. Mandel's employment agreements were amended in July 1994 to provide for a split-dollar insurance policy in the amount of $1,000,000 and $205,000, respectively. Under these agreements, the Company and Arista will pay the premiums on these policies on behalf of Mr. Kooper and Mr. Mandel for a period of time specified in each agreement. The premium payments are treated as loans to both Mr. Kooper and Mr. Mandel and are collateralized by the underlying policy cash values. At December 31, 1997, loans aggregating $159,077 have been made to Mr. Kooper and loans aggregating $53,486 have been made to Mr. Mandel. At December 31, 1997, the cash surrender value of the insurance policy owned by Mr. Kooper was approximately $147,104 and the cash surrender value of the insurance policy owned by Mr. Mandel was approximately $53,400.

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

(4) Each of Mr. Kooper's and Mr. Mandel's employment agreements provide that in the event of a consolidation, merger, or sale of all or substantially all of the assets of the Company or Arista, the employment agreements may be terminated, and upon such termination, Mr. Kooper and/or Mr. Mandel, respectively, would be entitled to receive a lump sum payout. The payout will be the maximum amount that will not trigger the excise tax payable in the event of an "excess parachute payment" as such term is defined in the Internal Revenue Code of 1986, as amended. Based upon their prior remuneration, it is estimated that the payout amounts which would be due to each of Messrs. Kooper and Mandel upon termination of their respective agreements would be approximately $862,000 and $995,000, as at December 31, 1997, respectively.

(5) Other compensation includes: (a) insurance premiums paid in fiscal 1997 by, or on behalf of, the Company with respect to certain split dollar life insurance policies as follows: (i) Bernard Kooper, $35,950 (Mr. Kooper had taxable income in 1997 of $2,297 with regard to these premiums), and (ii) Stanley S. Mandel, $11,313 (Mr. Mandel had taxable income in 1997 of $775 with regard to these premiums); (b) Stanley S. Mandel also received automobile expenses of $9,000 and a non-accountable expenses of $5,000 and (c) long-term disability premium payment of $3,050.

(6) Amount realized upon the exercise of warrants (market value on the date of exercise less exercise price).

(7)  Amount realized upon sale of unused vacation time.

STOCK OPTIONS

     There were no options granted in fiscal 1997 and there were no warrants and options exercised by Named Executive Officers in fiscal 1997.

                              COMPENSATION OF DIRECTORS

     Directors of the Company are usually elected annually. Directors of the Company and Arista who are not full-time employees of the Company or Arista, were paid $1,125 per quarter for each Board on which the member served. Directors of the Company and Arista who are not full-time employees of the Company or Arista received $250 for each Directors' meeting actually attended and $250 for each committee meeting actually attended. Directors of Collection are not separately compensated. No attendance fee for a committee meeting is paid if a Directors' meeting is held on the same day.

     In 1995 and 1996 the Company engaged a company owned by Richard Farkas, a director of Arista and the Company, to perform certain consulting services. Such consulting services were performed throughout a two month period ended on May 23, 1995 and, a five month period ended on July 31, 1996. For such consulting services, the Company paid Mr. Farkas' company $12,000 in 1995 and $30,000 in 1996. See "Item 13 - Certain Transactions."

     In July 1993, Arista entered into an agreement with Richard Greenwald for specified services to be performed for a fee of $500 per week. Mr. Greenwald became a director of Arista in October 1994. Arista paid $26,000 under this Agreement in 1996 and 1997. See "Item 13 - Certain Transactions."


                      EMPLOYMENT CONTRACTS AND TERMINATIONS OF
                   EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     The Company's employment agreements with Mr. Bernard Kooper and Mr. Stanley
S. Mandel are described in the footnotes to the Summary Compensation Table on pages 21 and 22 of this Part III.

             COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the twelve month period ended December 31, 1997, the Compensation Committee consisted of Noah Fischman and J. Martin Feinman.

     Mr. Fischman, a former Vice President of the Company, is a Director of the Company, Arista, and Collection, is also a principal shareholder of Fischman-Kooper, Inc. Mr. Kooper, President of the Company and Chairman of the Boards of Directors of the Company, Arista, and Collection, owns Bernard Kooper Life Agency, Inc., a general agent of Arista. Mr. Kooper is also a principal shareholder of Fischman-Kooper, Inc., an insurance broker. During the calendar years 1995, 1996 and 1997, Arista paid approximately $224,000, $223,000 and $227,000, respectively, in gross commissions to Bernard Kooper Life Agency, Inc. Such commissions relate to premiums which were approximately 5.0%, 5.4% and 6.1% of gross premiums earned by Arista during the years ended December 31, 1995, 1996, and 1997, respectively. Of these amounts, Bernard Kooper Life Agency, Inc. paid approximately $143,000 in 1995, $159,000 in 1996 and $131,000 in 1997
to brokers, including approximately $23,000 in 1995, $26,000 in 1996 and $26,000 in 1997 to members of the Board of Directors of Arista who are licensed insurance brokers. Furthermore, the commissions paid to director/brokers include payments to Fischman-Kooper, Inc. of approximately$18,000 in 1995, $22,000 in 1996, and $21,000 in 1997 and payments to Louis D. Krasner, Inc. of approximately $4,000 in 1995, $4,000 in 1996 and $5,000 in 1997. Michael B.
Krasner, a Director of Arista, is the President of Louis D. Krasner, Inc. Bernard Kooper Life Agency, Inc., Fischman-Kooper, Inc. and Louis D. Krasner, Inc. are compensated on the same basis as Arista's other general agents and brokers.

     In addition to the commissions described in the preceding paragraph, members of the Board of Directors of the Company and Arista received commissions paid by third parties of approximately $19,000 in 1995, $25,000 in 1996 and $24,000 in 1997 for the placement of the Company's or Arista's life and health insurance coverage, directors' and officers' liability insurance and fidelity bond and casualty insurance coverage with other insurers. Furthermore, such commissions paid to director/brokers include approximately $11,000 in 1995, $14,000 in 1996 and $14,000 in 1997, paid to Noah Fischman for the placement of the Company's or Arista's life, health and long-term disability insurance coverages with other insurers; approximately $6,000 in 1995, $10,000 in 1996 and $9,000 in 1997, paid to Louis D. Krasner, Inc. for directors' and officers' liability insurance, fidelity bond and casualty insurance coverages and approximately $1,000 in 1995, $1,000 in 1996 and $1,000 in 1997 paid to Louis H. Saltzman for life insurance coverages.

     In June, 1996, the Company issued 365,000 shares of Class A Common Stock ("Kooper Warrant Shares"), upon the exercise of a previously granted warrant to purchase shares of Class A Common Stock at an exercise price of $1.40 per share, to Bernard Kooper. The warrant was granted to Mr. Kooper in June, 1986. As consideration for the issuance of the Kooper Warrant Shares, Mr. Kooper delivered $11,000 in cash and a $500,000 principal amount interest-bearing promissory note (the "Kooper Note") to the Company and granted the Company an option (the "Class B Repurchase Option") to acquire the 47,400 shares of Class B Common Stock owned by Mr. Kooper. The

Kooper Note bears interest at the rate of LIBOR plus 11/4% per annum and matures on June 14, 2001. Interest payments are payable quarterly on the last day of September, December, March and June. As of December 31, 1997, $9,137, interest was due for the fourth quarter of 1997, which amount was paid in January 1998. Additionally, to secure the performance of his obligations under the Kooper Note, Mr. Kooper pledged 365,000 shares of Class A Common Stock owned by him to the Company. The Class B Repurchase Option, which expires on June 14, 2001, has an exercise price equal to the cancellation of the $500,000 outstanding under the Kooper Note plus delivery by the Company, at its option, of either 47,400 shares of Class A Common Stock or the fair market value of such shares to Mr. Kooper.

ITEM 12.  PRINCIPAL STOCKHOLDERS; SHARES HELD BY MANAGEMENT

     On March 26, 1998, the Company had 2,570,100 Class A Common Shares (excluding 10,000 shares of treasury stock) and 47,400 Class B Common Shares issued and outstanding. The following table sets forth the number of shares of the Company's common stock owned as of March 20, 1998 by (i) owners of more than 5% of the Company's outstanding common stock, (ii) each director of the Company,
(iii) each of the Named Executives, and (iv) all executive officers and directors of the Company as a group. Except as otherwise indicated, each person or entity named in the table has sole investment power and sole voting power with respect to the shares of the Company's common stock set forth opposite his name.

                              Number of Shares of
                              Class A and Class B             Percentage of Ownership (1)
Name and Address of              Common Stock          ---------------------------------------
Beneficial Owner              Beneficially Owned       Class A   Class B   Class A and Class B
-------------------           ------------------       -------   -------   -------------------
Bernard Kooper (2)(4)              572,600              20.4%     100%            21.9%
116 John Street
New York, New York  10038


Stanley S. Mandel(3)(7)            105,400               4.1%      --              4.0%
116 John Street
New York, New York  10038

Louis H. Saltzman(4)                70,000               2.7%      --              2.7%
116 John Street
New York, New York  10038

Richard P. Farkas                       --                 --      --                --
500 Route 36
Navesink, New Jersey 07752

Noah Fischman(5)                    71,600               2.8%      --              2.7%
99 Powerhouse Road
Roslyn Heights, New York  11577

J. Martin Feinman(6)                51,200               2.0%      --              2.0%
270-07 E Grand Central Parkway
Floral Park, New York  11005

Daniel Glassman                     38,600               1.5%      --              1.5%
4 Magnolia Lane
Woodbury, New York 11797

Keith E. Mandel, M.D.(7)           178,400               6.9%      --              6.8%
401 East Ontario St.
Apt. 1903
Chicago, Ill 60611

Old Lyme Holding Corporation(8)    205,000               8.0%      --              7.8%
122 East 42nd Street
New York, NY 10168

All officers and directors         910,500              33.6%     100%            34.8%
as a group (8 persons)
(2)(3)(5)(6)

-----------------------------------
  Footnotes follow on next page.


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

ITEM 13.  CERTAIN TRANSACTIONS


     In 1995, 1996 and 1997 the Company engaged a company owned by Richard Farkas, a director of Arista and the Company, to perform consulting services with respect to proposed transactions and related activities of the Company, including, but not limited to, evaluating various business strategies. Such consulting services were performed throughout a two month period ended on May 23, 1995 and a five month period ended on July 31, 1996. For such consulting services, the Company paid this company $12,000 in 1995 and $30,000 in 1996.

     In July 1993, Arista entered into an agreement with Richard Greenwald for consulting services to be performed for a fee of $500 per week. Mr. Greenwald has provided consulting services with respect to proposed transactions and related activities of Arista, including, but not limited to, identifying available books of business and negotiating the terms of such acquisitions. Mr. Greenwald became a director of Arista in October 1994. Arista paid $26,000 under this Agreement in 1996 and 1997.

     In 1997, Arista made salary advances to Stanley Mandel, Executive Vice President and a Director of the Company and President and a Director of Arista. The largest aggregate amount of these advances during the fiscal year ended December 31, 1997 was $222,750 at December 29, 1997. The aggregate balance of these salary advances was $216,750 at March 31, 1998. These salary advances are non-interest bearing.

     See "Compensation Committee Interlocks and Insider Participation" for related transactions involving Bernard Kooper, Noah Fischman, Louis Saltzman and Michael Krasner.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)(1) AND (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

                                                                 PAGE

          I.   Financial Statements of the Registrant            F-1

          II.  Financial Statement Schedules                     F-37

               A.   Schedule I - Summary of Investments-
                    Other Than Investments in Related
                    Parties                                      S-1

               B.   Schedule II - Condensed Financial
                    Information of Registrant                    S-2-5

               C.   Schedule III - Supplemental Segment          S-6
                    Information

               D.   Schedule IV - Reinsurance                    S-7

EXHIBIT NO.    (A)(3) EXHIBITS.

 3.1      --   Certificate of Incorporation of the Company (1)
 3.2      --   By-Laws of the Company (1)
 4.2      --   Form of Class A Common Stock Certificate (1)
 4.5      --   Form of Class B Common Stock Certificate (1)
10.4      --   Incentive Stock Option Plan 1985, as supplemented (1)
10.5      --   Incentive Stock Option Plan 1986 (1)
10.6      --   Non-qualified Stock Option issued to Stanley S. Mandel (1)
10.7      --   Warrant issued to Bernard Kooper (1)
10.8      --   Lease between the Company and Hacienda Intercontinental
               Realty, N.V. (1)
10.8.1    --   Lease dated November 29, 1990 between the Company
               and Hacienda Intercontinental Realty, N.V. (2)
10.8.2    --   Letter dated December 7, 1992 from Williamson,
               Picket & Gross, Inc. addressed to the Company,
               incorporated by reference to Exhibit 10.8.2 to
               the Company's Form 10-K for the year ended
               December 31, 1992
10.9      --   Sublease between the Company and Arista (1)
10.9.1    --   Sublease dated January 1, 1991, between the Company
               and Arista (2)
10.11     --   Reinsurance Agreement with NRG Reinsurance
               Company, as amended (1)
10.11.1   --   Amendment to Reinsurance Agreement with NRG Reinsurance Company, dated July 16, 1990 (2)

     Exhibit No.
     -----------

10.11.2   --   Reinsurance Agreement with NRG Reinsurance Company, dated January
               29, 1993, incorporated by reference to Exhibit 10.11.2 to the
               Company's Form 10-K for the year ended December 31, 1992
10.11.3   --   Reinsurance Agreement with NRG America Life Reassurance
               Corporation, effective October 1, 1993, incorporated by reference to Exhibit 10.11.3 to the Company's 10-K for the year ended
               December 31, 1993
10.12     --   Agreement for Statutory Disability Benefits General Agents (1)
10.12(a)  --   Rider to Statutory Disability Benefits General Agents Agreement
               (1)
10.14     --   Lease of Additional Space (Room 1101) between the Company and
               Hacienda Intercontinental Realty, N.V.(1)
10.15     --   Agreement between Arista Insurance Company and American
               International Life Assurance Company of New York (1)
10.16     --   Sublease (Room 1101) between the Company and Arista (1)
10.17     --   Lease of Additional Space (Room 1201) between the Company and
               Hacienda Intercontinental Realty, N.V. (1)
10.18     --   Sublease (Room 1201) between the Company and Arista, incorporated by reference to Exhibit No. 1 to the Company's 10-K for the year ended December 31, 1988
10.19     --   Agreement between Arista and First International Life Insurance
               Company, incorporated by reference to Exhibit No. 2 to the
               Company's 10-K for the year ended December 31, 1988.
10.21     --   Statutory Disability Benefits Administration Agreement Effective
               as of October 1, 1991, between Arista and The North Atlantic Life
               Insurance Company, incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 1992
10.22     --   Employment Agreement between the Company and Bernard Kooper, dated February 17, 1993, incorporated by reference to Exhibit
               10.22 to the Company's 10-K for the year ended December 31, 1993
10.22.1   --   Amendment No. 1 to the Employment Agreement between Arista and
               Bernard Kooper dated July 20, 1994 (3)
10.23     --   Employment Agreement between Arista and Stanley Mandel, dated
               February 17, 1993, incorporated by reference to Exhibit 10.23 to the Company's 10-K for the year ended December 31, 1993
10.23.1   --   Amendment No. 1 to the Employment Agreement between Arista and
               Stanley Mandel, dated July 20, 1994 (3)
10.24     --   Consulting Agreement between Arista and International Management
               Consultants, dated May 1, 1993, incorporated
               by reference to Exhibit 10.24 to the Company's 10-K for the year ended December 31, 1993
10.25     --   Split-Dollar Insurance Agreement between Arista Investors Corp.,
               Arlyne Kooper and Bernard Kooper, dated July 20, 1994 (3)
10.26     --   Split-Dollar Insurance Agreement between Arista, Stanley Mandel and Joy Mandel, dated July 20, 1994 (3)
10.28     --   Collateral Assignment, dated July 20, 1994 (Joy Mandel) (3)
10.29     --   Collateral Assignment, dated July 20, 1994 (Bernard Kooper and
               Arlyne Kooper) (3)
10.30     --   Lease Agreement, dated January 9, 1995 between the Company and
               Hacienda Intercontinental Realty, N.V. (3)
10.30.1   --   Letter dated March 12, 1996 from the Company addressed to
               Williamson, Picket & Gross, Inc. (4)
10.30.2   --   Letter dated March 13, 1996 from Williamson, Picket & Gross, Inc.
               addressed to the Company (4)
10.31     --   Assumption Reinsurance Treaty, dated April 1, 1994 between the
               Company and Aetna Life Insurance Company (3)
10.32     --   Reinsurance Treaty, dated October 1, 1995, between Arista and
               Cologne Life Reinsurance Company (4)
10.32.1   --   Surplus Note Agreement, dated December 29, 1995, between Arista and Cologne Life Underwriting Management Company (4)
10.32.2   --   Warrant issued to Cologne Life Underwriting Management Company
               (4)
10.33     --   Lease (Storage space #7) effective January 1, 1996 between the
               Company and Hacienda Intercontinental Realty, N.V. (4)
10.34     --   Sublease (Storage space #7) effective January 1, 1996 between the
               Company and Arista (4)
10.35     --   Sublease effective June 1, 1995 between the Company and Arista
               (4)
10.36     --   Stock Purchase Agreement dated as of July 13, 1995 between Arista and American Travelers Life Insurance Company (4)
10.37     --   Secured Promissory note, dated June 14, 1996, issued by Bernard
               Kooper to Arista Investors Corp. in the aggregate principal amount of $500,000 (5)
10.38     --   Pledge and Escrow Agreement, dated June 14, 1996, by and among
               Bernard Kooper, as pledgor, Arista Investors Corp., as pledgee and Morrison Cohen Singer & Weinstein, LLP, as escrow agent (5)
10.39     --   Letter Agreement, dated June 14, 1995, between Bernard Kooper and
               Arista Investors Corp., granting Arista Investors Corp. an option to acquire 47,000 shares of its Class B common stock, par value
               $.01 per share (5)
10.40     --   Letter dated October 31, 1996, addressed to Williamson, Picket &
               Gross, Inc. (6)

10.41     --   Letter Agreement, dated December 11, 1996, terminating sublease between the Company and Arista (Storage Space #5) (6)
10.42     --   Quota Share Reinsurance Treaty between the Company and The
               Guardian Life Insurance Company of America, effective as of
               January 1, 1998.
21.1      --   List of Subsidiaries, incorporated by reference to Exhibit 21.1 to the Company's 10-K for the year ended December 31, 1993
24.1      --   Powers of Attorney, incorporated by reference to Exhibit 25.1 to the Company's Registration Statement on Form S-1 (File No.
               33-20101), dated February 11, 1988, as amended on May 6, 1988, declared effective on May 16, 1988, and amended by Post-Effective
               Amendment No. 1 dated April 27, 1989.
27        --   Financial Data Schedule

_______________

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

(6) Filed as same numbered Exhibit to the Company's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

          (b)  REPORTS ON FORM 8-K

          None

                             ARISTA INVESTORS CORP.





                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULES

                                                                          Page
                                                                          ----

Independent Auditors' Report                                               F-2

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

     Notes to Consolidated Financial Statements                        F-10-37

Financial Statement Schedules of the Registrant:

     Schedule I - Summary of Investments - Other
         Than Investments in Related Parties                               S-1

     Schedule II - Condensed Financial Information of Registrant         S-2-5

     Schedule III - Supplemental Segment Information                       S-6

     Schedule IV - Reinsurance                                             S-7

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto.

           [LETTERHEAD OF ROSEN SEYMOUR SHAPSS MARTIN & COMPANY LLP]


                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Arista Investors Corp.:

We have audited the accompanying consolidated balance sheets of Arista Investors Corp. as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arista Investors Corp. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules on pages S-1 to S-7 of this Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein.



                                  /s/ Rosen Seymour Shapss Martin & Company LLP


                                   CERTIFIED PUBLIC ACCOUNTANTS



New York, New York
March 13, 1998

                             ARISTA INVESTORS CORP.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                  A S S E T S

                                                                        1997            1996
                                                                     -----------     -----------
INVESTMENTS (Notes 2 and 14):
     Held-to-maturity securities:
         Bonds and long-term U.S. Treasury obligations,
             at amortized cost (market value $2,632,904
             in 1997 and $2,650,210 in 1996)                         $ 2,630,453     $ 2,696,220

     Available-for-sale securities:
         Redeemable preferred stocks, at market value
             (amortized cost of $31,524 in 1997 and
             $84,149 in 1996)                                              9,250          56,920

     Trading securities, at market value (cost of $279, in 1997
         and $1,279 in 1996)                                                  85             319
                                                                     -----------     -----------
                 Total investments                                     2,639,788       2,753,459

CASH AND EQUIVALENTS (Notes 2 and 14)                                  8,296,943       7,076,659

PREMIUMS RECEIVABLE (Notes 2 and 13)                                   2,978,600       4,304,200

DEFERRED POLICY ACQUISITION COSTS, net (Notes 2 and 8)                   484,398         790,137

RECEIVABLES FROM RELATED PARTIES (Notes 4 and 8)                         443,182         182,787

FURNITURE AND EQUIPMENT, at cost, net of accumulated
     depreciation of $783,799 in 1997 and $726,193 in
     1996 (Note 2)                                                       113,663         138,552

PREPAID AND REFUNDABLE INCOME TAXES                                      710,050         757,548

OTHER ASSETS                                                           1,366,572       1,106,908
                                                                     -----------     -----------

                 Total assets                                        $17,033,196     $17,110,250
                                                                     -----------     -----------
                                                                     -----------     -----------

                                           (Continued)

                                    ARISTA INVESTORS CORP.

                                  CONSOLIDATED BALANCE SHEETS
                                         (CONTINUED)
                                   DECEMBER 31, 1997 AND 1996

                              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        1997            1996
                                                                     -----------     -----------
LIABILITIES:

     Payable to reinsurer (Note 13)                                  $   158,721     $    93,121
     Claims liabilities (Notes 2, 5 and 13)                            3,391,950       4,351,500
     Unearned premiums (Notes 2 and 13)                                1,464,800       1,397,380
     Commissions payable (Notes 4 and 13)                                729,912         766,575
     Accounts payable and accrued expenses                             1,627,187       1,160,765
     Deferred income taxes, net (Notes 2 and 11)                         277,771          78,329
     Surplus note payable, net (Note 6)                                2,880,000       2,865,000
                                                                     -----------     -----------

                 Total liabilities                                    10,530,341      10,712,670
                                                                     -----------     -----------
COMMITMENTS AND CONTINGENCIES (Notes 4, 8 and 13)

STOCKHOLDERS' EQUITY (Notes 6, 9 and 10):
     Class A common stock, $.01 par value; 9,950,000 shares
         authorized, 2,580,100 shares issued                              25,801          25,801

     Class B convertible common stock, $.01 par value; 50,000
         shares authorized, 47,400 shares issued and outstanding             474             474

     Additional paid-in capital                                        5,839,609       5,839,609

     Paid-in capital attributed to detachable warrant (Note 6)           150,000         150,000

     Retained earnings                                                 1,035,985         935,665

     Net unrealized investment loss                                      (22,274)        (27,229)
                                                                     -----------     -----------
                                                                       7,029,595       6,924,320
     Secured promissory note from shareholder (Note 4)                  (500,000)       (500,000)
     Cost of 10,000 shares Class A common stock
         held in treasury                                                (26,740)        (26,740)
                                                                     -----------     -----------

                 Total stockholders' equity                            6,502,855       6,397,580
                                                                     -----------     -----------

                 Total liabilities and stockholders' equity          $17,033,196     $17,110,250
                                                                     -----------     -----------
                                                                     -----------     -----------


   The accompanying notes are an integral part of these financial statements.

                                    ARISTA INVESTORS CORP.

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                           1997             1996            1995
                                                       ------------     ------------    ------------
REVENUE (Notes 2, 4, and 17):
     Gross earned premiums                             $ 20,763,439     $ 23,160,259    $ 26,091,714
     Ceded earned premiums (Notes 13 and 20)             10,381,719       11,580,129      13,045,857
                                                       ------------     ------------    ------------

             Net earned premiums                         10,381,720       11,580,130      13,045,857

     Third party administrative services (Note 8d)          351,346          260,664         204,367
     Net realized and unrealized investment
         losses (Note 14)                                    (2,713)            (367)           (495)
     Net investment income (Note 14)                        513,913          440,539         252,134
     Other income                                             7,087           38,660         128,838
                                                       ------------     ------------    ------------

             Total revenue                               11,251,353       12,319,626      13,630,701
                                                       ------------     ------------    ------------
EXPENSES:
     Underwriting:

         Gross claims incurred (Note 2)                  12,212,694       15,288,310      16,588,801
         Ceded claims incurred (Note 13)                  6,106,347        7,644,155       8,294,400
                                                       ------------     ------------    ------------

             Net claims incurred                          6,106,347        7,644,155       8,294,401
                                                       ------------     ------------    ------------

         Gross commissions incurred (Note 4)              3,907,264        4,206,730       4,616,807
         Ceded commissions incurred (Note 13)             3,937,966        3,559,620       4,447,545
                                                       ------------     ------------    ------------

             Net commissions incurred (earned)              (30,702)         647,110         169,262
                                                       ------------     ------------    ------------

             Total underwriting expenses                  6,075,645        8,291,265       8,463,663
     General and administrative expenses                  4,682,640        4,920,536       5,015,558
                                                       ------------     ------------    ------------

             Total expenses before charge for
                 compensation expense resulting
                 from the exercise of options and
                 warrants                                10,758,285       13,211,801      13,479,221

     Compensation expense resulting from the
         exercise of options and warrants (Note 19)               -          757,350               -
                                                       ------------     ------------    ------------

             Total expenses                              10,758,285       13,969,151      13,479,221
                                                       ------------     ------------    ------------

             Income (loss) from continuing
                 operations before income tax
                 provision (benefit)                        493,068       (1,649,525)        151,480

                                               (Continued)

                                      ARISTA INVESTORS CORP.

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (CONTINUED)
                           YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                           1997             1996            1995
                                                       ------------     ------------    ------------
PROVISION (BENEFIT) FOR INCOME TAXES (Note 11):
     Provision for income taxes                        $    392,748     $     81,176    $     92,900

     Net operating loss benefit                                   -         (554,838)              -
                                                       ------------     ------------    ------------

     Net provision (benefit)                                392,748         (473,662)         92,900
                                                       ------------     ------------    ------------

                 Income (loss) from continuing
                     operations                             100,320       (1,175,863)         58,580
                                                       ------------     ------------    ------------

DISCONTINUED OPERATIONS:

     Income from operations of disposed segment
         (net of income taxes of $3,887) (Note 3)                 -                -           5,643

     Gain on disposal of segment (net of income
         taxes of $127,891) (Note 3)                              -                -         192,300
                                                       ------------     ------------    ------------

                                                                  -                -         197,943
                                                       ------------     ------------    ------------

                 Net income (loss)                     $    100,320     $ (1,175,863)   $    256,523
                                                       ------------     ------------    ------------
                                                       ------------     ------------    ------------
NET INCOME (LOSS) PER COMMON SHARE:
     Basic:
         Continuing operations (Notes 12 and 19)       $        .04     $       (.51)   $       0.03
         Discontinued operations                                  -                -            0.10
                                                       ------------     ------------    ------------

                 Net income (loss)                     $        .04     $       (.51)   $       0.13
                                                       ------------     ------------    ------------
                                                       ------------     ------------    ------------

     Diluted:
         Continuing operations (Notes 12 and 19)       $        .04     $       (.51)   $       0.02
         Discontinued operations                                  -                -            0.09
                                                       ------------     ------------    ------------

                 Net income (loss)                     $        .04     $       (.51)   $       0.11
                                                       ------------     ------------    ------------
                                                       ------------     ------------    ------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
     Basic (Note 14)                                      2,617,500        2,297,750       1,978,000
                                                       ------------     ------------    ------------
                                                       ------------     ------------    ------------

     Diluted (Note 14)                                    2,617,500        2,297,750       2,279,287
                                                       ------------     ------------    ------------
                                                       ------------     ------------    ------------

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                  Common Stock
                                                -----------------------------------------------                        Paid-in
                                                       Class A              Convertible Class B                        capital
                                                ---------------------       -------------------                      attributed
                                                Number          Par         Number         Par        Additional         to
                                                  of           value          of          value         paid-in      detachable
                                                shares         $.01         shares        $.01          capital       warrants
                                                ------         ----         ------        ----          -------       --------
Balance - January 1, 1995                      1,940,600     $ 19,406       47,400        $ 474      $ 4,193,354      $       -
    Net income                                         -            -            -            -                -              -
    Net investment gains                               -            -            -            -                -              -
    Issuance of surplus note (Note 6)                  -            -            -            -                -        150,000
                                               ---------     --------       ------        -----      -----------      ---------

Balance - December 31, 1995                    1,940,600       19,406       47,400          474        4,193,354        150,000
    Net loss                                           -            -            -            -                -              -
    Net investment loss                                -            -            -            -                -              -
    Issuance of shares of Class A
       common stock under the
       Incentive Stock Option
       Plan, from a Warrant, and
       from a Non-qualified
       Stock Option
       (Notes 4 and 9)                           639,500        6,395            -            -        1,646,255              -
                                               ---------     --------       ------        -----      -----------      ---------

Balance - December 31, 1996                    2,580,100       25,801       47,400          474        5,839,609        150,000
    Net income                                         -            -            -            -                -              -
    Net investment gain                                -            -            -            -                -              -
                                               ---------     --------       ------        -----      -----------      ---------

Balance - December 31, 1997                    2,580,100     $ 25,801       47,400        $ 474      $ 5,839,609      $ 150,000
                                               ---------     --------       ------        -----      -----------      ---------
                                               ---------     --------       ------        -----      -----------      ---------


                                                                     Net                          Class A
                                                                  unrealized      Secured         common
                                                                  gain (loss)    promissory        stock
                                                   Retained           on            note          held in
                                                   earnings       investments    receivable       treasury         Total
                                                   --------       -----------    ----------       --------         -----
Balance B January 1, 1995                       $   1,855,005     $ (30,278)     $        -      $ (26,740)    $  6,011,221
    Net income                                        256,523             -               -              -          256,523
    Net investment gains                                    -        18,436               -              -           18,436
    Issuance of surplus note (Note 6)                       -             -               -              -          150,000
                                                -------------     ---------      ----------      ---------     ------------

Balance B December 31, 1995                         2,111,528       (11,842)              -        (26,740)       6,436,180
    Net loss                                       (1,175,863)            -               -              -       (1,175,863)
    Net investment loss                                     -       (15,387)              -              -          (15,387)
    Issuance of shares of Class A
       common stock under the
        Incentive Stock Option
        Plan, from a Warrant, and
        from a Non-qualified
        Stock Option
       (Notes 4 and 9)                                      -             -        (500,000)             -        1,152,650
                                                -------------     ---------      ----------      ---------     ------------

Balance - December 31, 1996                           935,665       (27,229)       (500,000)       (26,740)       6,397,580
    Net income                                        100,320             -               -              -          100,320
    Net investment gain                                     -         4,955               -              -            4,955
                                                -------------     ---------      ----------      ---------     ------------

Balance - December 31, 1997                     $   1,035,985     $ (22,274)     $ (500,000)     $ (26,740)    $  6,502,855
                                                -------------     ---------      ----------      ---------     ------------
                                                -------------     ---------      ----------      ---------     ------------

   The accompanying notes are an integral part of these financial statements.

                              ARISTA INVESTORS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                         1997           1996            1995
                                                     ------------    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                               $    100,320    $(1,175,863)    $   256,523
     Adjustments to reconcile net income to net
       cash provided by (used in) operating
       activities:
         Depreciation                                      57,606         64,641          57,321
         Amortization of deferred acquisition costs       319,775        332,633         323,202
         Amortization of discount on surplus note          15,000         15,000               -
         Loss on sale of investments                        2,519            208             137
         Amortization of intangible assets                      -              -         248,957
         Gain on sale of subsidiary                             -              -        (320,192)
         Deferred income taxes                            199,442       (544,098)        343,385
         Unrealized loss on trading securities                194            341             358
         Compensation arising from exercise of
             options and warrants                               -        757,350               -
         (Increase) decrease in operating assets
           excluding effects of divestiture:
             Premiums receivable                        1,325,600        827,505       1,196,795
             Prepaid and refundable income taxes           47,498          8,329          51,412
             Receivable from related parties             (260,395)       (53,727)        (50,145)
             Other assets                                (259,664)      (309,854)         59,171
         Increase (decrease) in operating liabilities
           excluding effects of divestiture:
             Payable to reinsurer                          65,600        (68,355)         81,083
             Claims liabilities                          (959,550)      (174,815)       (395,131)
             Unearned premiums                             67,420         69,170         (30,155)
             Commissions payable                          (36,663)      (175,903)       (401,078)
             Accounts payable and accrued expenses        466,422        387,796        (316,273)
                                                     ------------    -----------     -----------
                 Net cash provided by (used in)
                     operating activities               1,151,124        (39,642)      1,105,370
                                                     ------------    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Furniture and equipment acquired                     (32,717)        (9,644)       (130,228)
     Proceeds from sale of investments                    225,146         56,987         222,239
     Purchases of investments                            (109,233)       (41,281)              -
     Proceeds from sale of subsidiary                           -              -         764,675
     Payments and costs associated with
         acquired business                                (14,036)       (62,389)       (588,595)
     Divestiture of subsidiary                                  -              -        (320,997)
                                                     ------------    -----------     -----------
              Net cash provided by (used in)
                  investing activities                     69,160        (56,327)        (52,906)
                                                     ------------    -----------     -----------

                                            (Continued)


                                   ARISTA INVESTORS CORP.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (CONTINUED)
                         YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                         1997            1996            1995
                                                     ------------    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in surplus note payable (Note 6)       $          -    $         -     $ 3,000,000
     Increase in note discount (Note 6)                         -              -        (150,000)
     Proceeds attributed to stock warrants (Note 6)             -              -         150,000
     Issuance of Class A common stock                           -        395,300               -
                                                     ------------    -----------     -----------

               Net cash provided by financing
                   activities                                   -        395,300       3,000,000
                                                     ------------    -----------     -----------

               Net increase in cash and equivalents     1,220,284        299,331       4,052,464
                                                     ------------    -----------     -----------
CASH AND EQUIVALENTS:
     Beginning of year                                  7,076,659      6,777,328       2,724,864
                                                     ------------    -----------     -----------

     End of year                                     $  8,296,943    $ 7,076,659     $ 6,777,328
                                                     ------------    -----------     -----------
                                                     ------------    -----------     -----------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Cash paid during the year for:
         Income taxes                                $    305,725    $   296,847     $   327,231
                                                     ------------    -----------     -----------
                                                     ------------    -----------     -----------

         Interest                                    $     36,009    $         -     $         -
                                                     ------------    -----------     -----------
                                                     ------------    -----------     -----------
SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES:
     The Company received a note and
        issued Class A common stock
        as follows:
         Secured promissory note from shareholder
             (Note 4)                                $          -    $  (500,000)    $         -
         Compensation expense                                   -       (757,350)              -
         Issuance of Class A common stock                       -      1,652,650               -
                                                     ------------    -----------     -----------

                 Cash received                       $          -    $   395,300     $         -
                                                     ------------    -----------     -----------
                                                     ------------    -----------     -----------

   The accompanying notes are an integral part of these financial statements.

                            ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995


1.      ORGANIZATION AND NATURE OF BUSINESS

            Arista Investors Corp. (the "Company") was incorporated in the State of New York on September 28, 1978 and reincorporated in the State of Delaware in October 1986. The Company is principally a holding company with respect to its wholly-owned subsidiaries, Arista Insurance Company ("Arista"), The Collection Group, Inc. ("Collection") and Arista Administrative Services, Inc. ("Administrative"). Arista was incorporated in the State of New York on May 21, 1979, and was licensed on October 11, 1979 by the New York State Insurance Department ("NYSID"). Arista's principal line of business is the writing of disability insurance policies including super statutory and voluntary disability benefits insurance in New York State. Effective September 1, 1993 Arista amended its charter and license and now has the authority to write glass insurance as well as disability insurance. To date, Arista has not written any glass insurance. Collection was incorporated in August 1989 and commenced operations in July 1991. Collection's principal line of business is to provide accounts receivable collection services to companies including Arista. Effective December 31, 1991 Arista purchased all of the outstanding shares of capital stock of American Accident and Health Insurance Company ("American") (see Note 16). American was organized in April 1987 and licensed by the NYSID on June 24, 1987, and is also authorized to write disability insurance. Arista sold all of the outstanding shares of capital stock of American in December 1995, which had been inactive since its acquisition in 1991 (see Note 3). Administrative is an inactive company.

2.      SIGNIFICANT ACCOUNTING POLICIES

            BASIS OF PRESENTATION

                The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). GAAP differs from Statutory Accounting Principles ("SAP") used by insurance companies in reporting to state regulatory and industry agencies as explained in Note 15.

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


                                                                     (Continued)

                            ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995


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

            REINSURANCE

                In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring risk with reinsurers. Amounts recoverable from reinsurer(s) for commissions, losses or any other amount(s) due are deducted from ceded premiums earned. Settlements are made quarterly by net cash payments to or from the reinsurer (see Notes 13 and 20).


                                                                     (Continued)

                            ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995


2.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            FURNITURE AND EQUIPMENT

                Furniture and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for each of the years in the three-year period ended December 31, 1997, was $57,606, $64,641 and $57,321, respectively.

            INVESTMENTS

                Pursuant to the requirements of SFAS 115, the Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity securities" and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling them in the near future are classified as "trading securities," and reported at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as "available for-sale securities" and reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity.

            DEFERRED POLICY ACQUISITION COSTS

                Policy acquisition costs include fees paid and certain other costs in connection with acquiring new business. These costs are deferred and charged to income over the future periods in which the related premiums are earned. Amortization periods range from five to seven years.

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


                                                                     (Continued)

                            ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995

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

            FAIR VALUE OF FINANCIAL INSTRUMENTS

                The carrying amounts and related fair values of financial instruments at December 31, 1997 and 1996 are summarized as follows:

                                                          1997                                   1996
                                           ----------------------------------     ----------------------------------
                                               Carrying              Fair             Carrying              Fair
                                                Amount               Value             Amount               Value
                                           --------------     ---------------     --------------     ---------------
Cash and equivalents                       $    8,296,943     $     8,296,943     $    7,076,659     $     7,076,659
Investments:
   Held-to-maturity securities                  2,630,453           2,632,904          2,696,220           2,650,210
   Available for sale securities                    9,250               9,250             56,920              56,920
   Trading securities                                  85                  85                319                 319
Premiums receivable                             2,978,600           2,978,600          4,304,200           4,304,200
Payable to reinsurer                              158,721             158,721             93,121              93,121
Unpaid claims liabilities                       3,391,950           3,391,950          4,351,500           4,351,500
Unearned premiums                               1,464,800           1,464,800          1,397,380           1,397,380
Surplus note payable, net                       2,880,000           3,000,000          2,865,000           3,000,000
Receivable from related party                     443,182             443,182            182,787             182,787


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


                                                                     (Continued)

                            ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995


2.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                (iii) The fair value of the surplus note payable is estimated assuming the note will be repaid from free and divisible surplus of Arista in the near term with the prior approval of the Superintendent of Insurance of the State of New York.

            INCOME TAXES

                The Company and its subsidiaries file a consolidated federal income tax return. Tax returns are prepared using Statutory Accounting Principles ("SAP") (see Note 15). Deferred income taxes reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end (see
Note 11).

            NET INCOME (LOSS) PER COMMON SHARE

                Basic and diluted net income (loss) per common share (Class A and B) have been computed in accordance with FASB Statement No. 128 (SFAS 128), "Earnings Per Share." Basic earnings per share (basic EPS) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted earnings per share (diluted EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options and warrants.

                Pursuant to the requirements of SFAS 128, basic EPS and diluted EPS for the years ended December 31, 1996 and 1995 have been restated to conform to the method used in 1997 (see Note 12).

            CASH AND CASH EQUIVALENTS

                For purposes of the statement of cash flows, cash equivalents represent highly liquid financial instruments with a maturity date of three months or less. At December 31, 1997 and 1996 cash and cash equivalents include certificates of deposits, commercial paper, and money market accounts as follows:

                                             1997                    1996
                                       ----------------       ----------------
  Cash in bank                         $      2,683,620       $      2,230,519
  Money market accounts                       1,396,236              1,446,499
  Commercial paper                            3,992,528              3,087,829
  Certificates of deposit                       224,559                311,812
                                       ----------------       ----------------
                                       $      8,296,943       $      7,076,659
                                       ----------------       ----------------
                                       ----------------       ----------------


                                                                     (Continued)

                            ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995


3.      SALE OF SUBSIDIARY

                In December 1995, Arista sold its investment in its wholly-owned subsidiary, American, excluding its book of insurance, for $764,675 in cash. The sale resulted in a pretax gain of $320,192. American was an inactive company (see Note 16). Except for the effects of the gain, the sale did not have a significant impact on the Company's operating results.

4.      TRANSACTIONS WITH RELATED PARTIES

            AGENTS

                Bernard Kooper ("Kooper"), Chairman of the Board of the Company and Arista, and owner of 20.4% in 1997 and 19.1% in 1996 and 10.4% in 1995 of the Company's outstanding Class A and 100% of the Company's Class B common stock, is one of the general agents under contract with Arista. Gross earned premiums from policies placed by Kooper's agency, Bernard Kooper Life Agency, Inc. (the "Agency") aggregated $1,258,156, $1,254,143, and $1,297,784 for the years ended December 31, 1997, 1996 and 1995, respectively. The Agency received approximately $227,000, $223,000 and $224,000, in commissions from Arista during 1997, 1996 and 1995, respectively, for premiums on policies placed with Arista. Such premiums represented approximately 6.1%, 5.4% and 5.0%, respectively, of the consolidated gross premiums earned during the years ended December 31, 1997, 1996 and 1995, respectively. The Agency, in turn, paid approximately $131,000, $159,000 and $143,000 during 1997, 1996 and 1995, respectively, to other brokers, including approximately $26,000, $26,000 and $23,000, respectively, to brokers who are members of the Board of Directors of Arista. Commissions payable to the related agencies at December 31, 1997, 1996 and 1995 were $13,960, $13,268 and $11,271, respectively.

            EMPLOYMENT AGREEMENTS

                The Company and Arista have employment agreements with Kooper and Stanley Mandel ("Mandel") which expire in February 2001 as described in
Note 8(a).

            CONSULTING AGREEMENTS

                Arista had a consulting agreement from May 1993 through September 1993 with an entity principally owned by a director of both Arista and the Company. The Company paid $30,000 in 1996 and $12,000 in 1995, to this entity. In July 1993 Arista entered into an agreement with a consultant for specified services to be performed for a fee of $500 per week. The consultant became a director of Arista in October 1994. Arista paid $26,000 per year under this agreement in 1997, 1996 and 1995.


                                                                     (Continued)

                            ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995


4.      TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

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

            SALARY ADVANCES

                At December 31, 1997 and 1996, salary advances to an officer and director of Arista aggregated $222,750 and $81,000, respectively. Salary advances are limited to one year's compensation and are non-interest bearing.

5.      CLAIMS LIABILITIES

            Unpaid claims liabilities include insured claims and claim adjustment expenses. Changes in unpaid claims liabilities for the years ended December 31, 1997 and 1996 were as follows:

                                                   1997           1996
                                                -----------    -----------

   Balance at January 1                         $ 4,351,500    $ 4,526,316
       Less reinsurance recoverables              2,175,750      2,263,158
                                                -----------    -----------
               Net claims liabilities             2,175,750      2,263,158
                                                -----------    -----------

   Claims incurred:
       Current year                              12,939,875     15,007,646
       Prior years (net of $960,000
         write-down in 1997)                       (727,181)       280,664
                                                -----------    -----------

               Total claims incurred             12,212,694     15,288,310
                                                -----------    -----------


                                                                     (Continued)

                            ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995

5.      CLAIMS LIABILITIES (CONTINUED)

                                                   1997           1996
                                                -----------    -----------
   Claims paid:
       Current year                             $ 9,875,609    $10,656,146
       Prior years                                3,296,635      4,806,980
                                                -----------    -----------
           Total claims paid                     13,172,244     15,463,126
                                                -----------    -----------

   Balance at December 31:
       Net claims liabilities                     1,695,975      2,175,750
       Plus reinsurance recoverables              1,695,975      2,175,750
                                                -----------    -----------
           Total liability                      $ 3,391,950    $ 4,351,500
                                                -----------    -----------
                                                -----------    -----------

6.      SURPLUS NOTE AND WARRANT

            On December 29, 1995 Arista issued a $3,000,000 surplus note (the "Note") to The Cologne Life Underwriting Management Company ("CLUMCO") in conjunction with an assumption reinsurance agreement which became effective retroactive to October 1, 1995 (see Note 13). The Note bears interest at 10.5% per annum and provides for interest only payable for the first and second year with the principal to be repaid one-eighth each year from the third to the tenth year, from the date of closing. Repayments of principal and interest can only be made out of any free and divisible surplus of Arista, and are each subject to the prior approval of the Superintendent of Insurance of the State of New York, if in his judgment, the financial condition of Arista warrants such payments. If the principal and interest are not repaid in full at the end of ten years, the Note renews annually for additional one-year terms until the principal and interest are repaid. Interest expense for the years ended December 31, 1997 and 1996 totaled $348,075 and $315,000, respectively.

            In connection with the issuance of the Note, and as an inducement to enter into the transaction with Arista, the Company issued a warrant certificate to purchase 150,000 shares (subject to adjustment for stock dividends or stock splits and prepayment of the Note) of its Class A common stock to CLUMCO. The certificate is exercisable after October 1996 at an exercise price of $3.50 per share and expires in December 2005. The aggregate value of the warrant of $150,000, based on an independent appraisal of $1.00 per underlying share, has been reflected in stockholders' equity with the corresponding discount charged to surplus note discount. The discount is being amortized to operations over the option period of 10 years using the straight-line method. Amortization was $15,000 for each of the years ended December 31, 1997 and 1996.


                                                                     (Continued)

                            ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995


6.      SURPLUS NOTE AND WARRANT (CONTINUED)

            In the event of liquidation of Arista, repayment of the balance of the Note and accrued interest thereon shall be paid out of any assets remaining after the payment of all policy obligations and all other liabilities, but before distribution of assets to stockholders. In the event of a Corporate Event (see Note 8a), the balance of the Note and accrued interest thereon is to be paid on demand prior to closing of such sale provided, however, that any such payment or repayment shall be paid out of the free and divisible surplus of Arista, and with the prior approval of the Superintendent of Insurance of the State of New York, if in his judgment, the financial condition of Arista merits it.

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

            The minimum rental commitments under the operating leases for office space for the remaining three-year period ending May 31, 2000 are as follows:

                    1998              $  218,636
                    1999                 228,450
                    2000                  96,892
                                      ----------
                                      $  543,978
                                      ----------
                                      ----------

            The Company has the option to terminate the lease provided it notifies the landlord ninety (90) days prior to the termination date, and reimburses the landlord for the unamortized portion of the landlord's contribution of approximately $200,000 for leasehold improvements.

            Under a separate sublease, the Company was reimbursed by The Saltzman/Kooper Agency, Inc., an affiliate controlled by a director of the Company, for a percentage (16.45%) of the lease costs. The sublease arrangement expired May 31, 1995.

            Consolidated rent expense, net of sublease income of approximately $11,000 in 1995, was $249,973 in 1997, $252,171 in 1996 and
$205,080 in 1995.


                                                                     (Continued)

                            ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995


7.      LEASE COMMITMENTS (CONTINUED)

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

8.      COMMITMENTS AND CONTINGENCIES

        (a) EMPLOYMENT AGREEMENTS

                    In July 1994, Arista entered into a five-year employment agreement with a vice president which provides for annual compensation of $125,000, annual reimbursement of automobile expenses up to $6,000 and a nonaccountable expense allowance of up to $3,600 per annum. In addition, Arista may, but is not obligated to, pay a year-end bonus as may be determined by the Board of Directors of Arista. The agreement provides that in the event of termination of the agreement by Arista, Arista would provide severance pay in an amount ranging from 60% to 100% of annual compensation of the vice president. The agreement also provides for a one-year covenant not to compete predicated upon the payment of $75,000 by Arista.

                    Kooper and the Company have entered into an employment contract (the "Kooper Agreement") which expires in February, 2001 and provides for an annual base salary of $150,000.

                    Arista and Mandel have entered into an employment contract (the "Mandel Agreement") which expires in February, 2001 and provides for an annual base salary of $208,750 in each of the eight years plus annual reimbursement of automobile expenses up to $9,000 and a nonaccountable expense allowance of up to $5,000 per annum.

                    The Kooper and Mandel Agreements provide that, in the event of a consolidation, merger or sale of all or substantially all of the assets of the Company or Arista (a "Corporate Event") the employment agreements will terminate, and upon such termination, Kooper and Mandel shall each be entitled to receive a lump sum payout. The payout would be the maximum amount that would not trigger the excise tax payable in the event of an "excess parachute payment," as such term is defined in the Internal Revenue Code of 1986, as amended. In addition, Arista and the Company have also provided split-dollar life insurance policies in which both Kooper and Mandel participate. Under these


                                                                     (Continued)

                            ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995

8.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

        (a) EMPLOYMENT AGREEMENTS (CONTINUED)


agreements, the Company and Arista will pay the premiums on these policies for a period of time specified in each agreement, on behalf of Kooper and Mandel. The premium payments are to be treated as loans to both Kooper and Mandel and are collateralized by the underlying policy. Insurance loans to Kooper and Mandel aggregated $212,563 and $168,372 at December 31, 1997 and 1996, respectively, and are included in receivables from related parties in the accompanying balance sheets. Additionally, Kooper and Mandel have the right to receive a lump sum retirement benefit equal to the amount of premiums paid by Arista and the Company attributable to the cumulative increase in cash value of the policies during the specified period of the policies. Each of Kooper's and Mandel's employment agreements provides that, upon the occurrence of a Corporate Event, the Company and Arista must pay to the insurance carrier such sums so as to render as "paid up" the split-dollar life insurance policies provided to each of Kooper and Mandel under their respective employment agreements. At December 31, 1997 and 1996 the estimated amounts needed to render these policies as paid up are approximately $128,500 and $176,000, respectively.

        (b) UNINSURED RISK

                    At December 31, 1997 and 1996 cash and equivalents on deposit with financial institutions exceeded federal deposit insurance coverage by approximately $4,045,970 and $2,108,613, respectively.

        (c) POLICY ACQUISITIONS

                    Arista incurred costs under various agreements it entered into to acquire the right to offer New York State statutory disability benefits coverage to former policyholders of other disability carriers. The costs included professional fees and finder's fees as well as fees paid directly to the former disability carriers for such rights which have been capitalized and are being amortized on the straight-line basis over five to seven years. Such costs amounted to $14,036 and $62,389 for the years ended December 31, 1997 and 1996, respectively. Amortization of deferred acquisition costs charged to operations for all acquisitions were $319,775, $332,633 and $323,202 for the years ended December 31, 1997, 1996 and 1995, respectively. Accumulated amortization was $1,860,521 and $1,540,746 at December 31, 1997 and 1996, respectively.

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


                                                                     (Continued)

                            ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995


8.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

        (c) POLICY ACQUISITIONS (CONTINUED)

                    NALIC AND AETNA. Effective January 1, 1994 Arista acquired the entire book of New York State statutory disability benefit insurance previously written by The North Atlantic Life Insurance Company of America ("NALIC") and on April 1, 1994, acquired under the terms of an assumption reinsurance treaty dated February 10, 1994, the entire book of New York State statutory nonexperience-rated state cash sickness disability insurance previously written by Aetna Life Insurance Company ("Aetna"). NALIC, with whom Arista, through December 31, 1993, had a third party administrative agreement, received a fee based on premiums paid and earned for the period January 1, 1994 through December 31, 1994. During 1995 and 1994 Arista paid $23,712 and $32,826, respectively, and at December 31, 1995, $924 was accrued under this arrangement. Aetna received a fee based on annualized premiums in force at March 31, 1994 and on premiums paid and earned for the period April 1, 1994 through March 31, 1995. During 1996, 1995 and 1994, Arista paid $7,102, $241,951 and $527,425, respectively, and at December 31, 1995, $7,102 was accrued under this arrangement.

                    AMERICAN MEDICAL AND LIFE. Effective October 1, 1994, Arista entered into an indemnity reinsurance agreement with American Medical and Life Insurance Company ("American Med") dated December 29, 1994 wherein Arista assumed the book of New York State statutory disability insurance that was ceded by American Med. In addition, effective January 1, 1995, Arista, through an assumption reinsurance treaty, acquired the book of New York State statutory disability insurance that had been previously ceded by American Med. American Med received a fee based on premiums paid which were earned during the year ended September 30, 1994 and received a fee based on premiums paid which were earned for the period January 1, 1995 through June 30, 1996. During 1996 and 1995 Arista paid acquisition costs of $170,831 and $121,850, respectively, and at December 31, 1997 and 1996, $4,411 and $5,000, respectively, was accrued under this arrangement.

                    COLOGNE LIFE REINSURANCE COMPANY. Effective October 1, 1995, in conjunction with a Surplus Note Agreement between Arista and CLUMCO (see Note 6), Arista and Cologne Life Reinsurance Company ("The Cologne") entered into a quota-share assumption reinsurance agreement under which Arista will cede to The Cologne 50% of its New York State statutory disability insurance in force as of October 1, 1995 as well as any new business written or acquired after October 1, 1995 (see Note 8(e)).


                                                                     (Continued)

                            ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995


8.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

        (c) POLICY ACQUISITIONS (CONTINUED)

                    INSURANCE COMPANY OF GREATER NEW YORK AND GREATER NEW YORK MUTUAL INSURANCE COMPANY. In April 1996 Arista entered into an agreement with the Insurance Company of Greater New York and Greater New York Mutual Insurance Company (the "Ceding Group") which provided that effective April 1, 1996, Arista assumed the Ceding Group's New York State statutory disability business and issued assumption certificates to the policyholders of the Ceding Group. The agreement calls for Arista to pay a fee based on premiums received which will be earned during the year ending March 31, 1997. The acquisition has been accounted for under the purchase method of accounting. During 1996 Arista paid acquisition costs of $62,325, and at December 31, 1997 and 1996, $9,096 and $23,132, respectively, was receivable from the Ceding Group under this arrangement.

        (d) OTHER MATTERS

            (1) Effective July 1, 1993, Arista entered into an agreement to perform certain administrative services for The Guardian Life Insurance Company of America ("The Guardian"). Fees for these services are determined in accordance with a prescribed schedule based on the type of service provided. The agreement will remain in effect until terminated by either party upon 180 days prior written notice.

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


                                                                     (Continued)

                            ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995


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

        (e) REINSURANCE

                    As discussed in Note 13, the Company is contingently liable with respect to reinsurance ceded to The Cologne which would become a liability to Arista in the event of default of The Cologne under the reinsurance agreements.

                    Effective April 1, 1994 Arista entered into a reinsurance agreement with Allianz Life Insurance Company of North America ("Allianz") wherein Arista assumed Hawaii's TDI group policies ceded by Allianz during 1994. This agreement was terminated by Allianz on February 29, 1996. Reinsurance transactions for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                   Gross       Ceded        Net
                                  Amount       Amount      Amount
                                  ------       ------      ------
    1997
        Premium receivable     $       -    $       -    $       -
        Claims liabilities     $       -    $       -    $       -
        Unearned premiums      $       -    $       -    $       -

    1996
        Premium receivable     $       -    $       -    $       -
        Claims liabilities     $       -    $       -    $       -
        Unearned premiums      $       -    $       -    $       -

    1995
        Premium receivable     $ 345,000    $ 172,500    $ 172,500
        Claims liabilities     $ 160,000    $  80,000    $  80,000
        Unearned premiums      $  27,360    $  13,680    $  13,680


                                                                     (Continued)

                            ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995


8.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

        (e) REINSURANCE (CONTINUED)

                    Effective March 1, 1996 Arista ceded its entire assumption reinsurance book of TDI to Hartford. Arista will receive a fee based on four percent (4%) of earned and collected premiums generated by this book of business for each of the next four years. At December 31, 1997 Arista estimates that it will receive approximately $49,400 under the agreement. To date Arista has collected $35,000 under the agreement.

9.      STOCK OPTIONS AND WARRANTS

            Transactions involving stock options and warrants in each of the years ended December 31, 1997, 1996 and 1995 are summarized below:

                                                   Incentive                 Non-qualified
                                                 Stock Options               Stock Options                 Warrants
                                           ------------------------    ------------------------    -------------------------
                                                         Aggregate                   Aggregate                    Aggregate
                                             Shares        Amount       Shares         Amount       Shares(1)      Amount
                                           ----------    ----------    ----------    ----------    ----------    -----------
Options and warrants outstanding:
   January 1, 1992                            296,400    $  467,098        17,600    $   24,640       450,000    $   919,000
       1992 Expired                                 -             -             -             -       (85,000)      (408,000)
       1992 Surrendered                        (1,000)       (2,625)            -             -             -              -
                                           ----------    ----------    ----------    ----------    ----------    -----------
   December 31, 1992, 1993
     and 1994                                 295,400       464,473        17,600        24,640       365,000        511,000
       1995 Issued (Note 6)                         -             -             -             -       150,000        525,000
       1995 Expired                           (10,000)      (21,250)            -             -             -              -
                                           ----------    ----------    ----------    ----------    ----------    -----------

   December 31, 1995                          285,400       443,223        17,600        24,640       515,000      1,036,000
       1996 Exercised                        (256,900)     (359,660)      (17,600)      (24,640)     (365,000)      (511,000)
                                           ----------    ----------    ----------    ----------    ----------    -----------

   December 31, 1996                           28,500        83,563             -             -       150,000        525,000
       1997 Expired                           (28,500)      (83,563)            -             -             -              -
                                           ----------    ----------    ----------    ----------    ----------    -----------

   December 31, 1997                                -    $        -             -    $        -       150,000    $   525,000
                                           ----------    ----------    ----------    ----------    ----------    -----------
                                           ----------    ----------    ----------    ----------    ----------    -----------

   (1) Warrants to purchase 365,000 shares of Class A common stock at an exercise price of $1.40 per share were granted to Kooper in 1986. Warrants to purchase 85,000 shares of Class A common stock at an exercise price of $4.80 per share were granted to the underwriter in connection with the IPO. Warrants to purchase 150,000 shares of Class A common stock at an exercise price of $3.50 per share were granted to CLUMCO in December 1995, in connection with the issuance of a Surplus Note (see Note 6) and a new reinsurance agreement with Arista (see Notes 8 and 13), in October 1995. In June 1996 warrants to purchase 365,000 shares and options to purchase 274,500 shares of Class A common stock at $1.40 per share were exercised by Kooper, Mandel, an officer of the Company, and two officers of Arista.


                                                                     (Continued)

                            ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995


9. STOCK OPTIONS AND WARRANTS (CONTINUED)

            1985 PLAN

                The 1985 Incentive Stock Option Plan (the "1985 Plan") provides for the grant of options, until May 14, 1995 (as amended), to purchase up to 200,000 shares of the Company's Class A common stock by key employees of the Company upon terms and conditions determined by the Board of Directors of the Company (the "Board"). Such options are exercisable over a five-year period, beginning two years from the date of grant, subject to certain limited exceptions, at a price not less than 100% of the fair market value at the time the option is granted or, in the case of an incentive stock option granted to a stockholder owning more than 10% of the shares of the Company's common stock at a price not less than 110% of the fair market value at the date of grant. In June 1986, the 1985 Plan was amended to increase the exercise period to ten years in the case of an incentive stock option granted to a stockholder owning less than 10% of the Company's common stock, and to permit the exercise of options at the date of grant. In June 1996 options to purchase 198,500 shares were exercised at $1.40 per share which resulted in additional compensation expense to the Company for the year ended December 31, 1996.

            1986 PLAN

                The 1986 Incentive Stock Option Plan (the "1986 Plan") provides for the grant of options, until November 15, 1997, to purchase up to 86,900 shares of the Company's Class A common stock. In June 1996 options to purchase 58,400 shares were exercised at $1.40 per share. Ten thousand options granted on June 24, 1987 expired on June 23, 1997, and 18,500 options granted on November 16, 1987 expired on November 15, 1997. The 1986 Plan is similar in all other respects to the 1985 Plan, as amended.

            OTHER

                During June 1986, the Board granted to Kooper a warrant to purchase 365,000 shares of Class A common stock at an exercise price of $1.40 per share, exercisable over a ten-year period ending June 15, 1996. In connection therewith, a non-qualified stock option previously granted to Kooper in 1978 was surrendered. Also in June 1986, the Board granted to Mandel an option under the Company's non-qualified plan to purchase 17,600 shares of Class A common stock at an exercise price of $1.40 per share, exercisable within a ten-year period following the date of grant. In June 1996, warrants to purchase 365,000 shares of Class A common stock were exercised at $1.40 per share, which resulted in additional compensation expense to the Company for the year ended December 31, 1996.


                                                                     (Continued)

                            ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995


9.      STOCK OPTIONS AND WARRANTS (CONTINUED)

            OTHER (CONTINUED)

                The Company granted CLUMCO a warrant exercisable commencing in October 1996, for the purchase of up to 150,000 shares of the Company's Class A common stock at an exercise price of $3.50 per share, exercisable over a ten-year period ending in December 2005, subject to certain conditions (see Note 6).

10.     STOCKHOLDERS' EQUITY

            All shares of Class A and Class B common stock issued have equal rights and privileges except that a holder of Class B shares has the additional right to elect a majority of the Board. Additionally, the Class B common stock is convertible at the option of the holder at any time, into an equal number of shares of Class A common stock. All shares of Class B common stock automatically convert into an equal number of shares of Class A common stock if Kooper sells, transfers, or in any manner conveys, one or more shares of Class B common stock, or upon his death, whichever is earlier.

            In November 1987, the Company purchased 10,000 shares of Class A common stock at a cost of $26,740, which are being held in treasury.

            In June 1996, Kooper and the Company entered into an agreement under which the Company obtained an option to acquire the 47,400 issued and outstanding shares of Class B common stock held by Kooper. The option is exercisable by a vote of the majority of Class A directors and by delivering to Kooper, at the Company's option, either 47,400 shares of Class A common stock, or cash equal to the fair market value of 47,400 shares of Class A common stock at the date of exercise plus the cancellation and extinguishment of his secured promissory note (see Note 4) upon payment of all accrued but unpaid interest. The option expires on June 14, 2001 or terminates upon Kooper's death.

            At December 31, 1997 and 1996, 197,400 and 225,900 shares, respectively, of Class A common stock were reserved for conversion of Class B common stock and for the exercise of stock warrants outstanding.

            In April 1996, as authorized by Arista's Board, Arista paid a dividend of $111,684 to the Company.


                                                                     (Continued)

                            ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995


11.     INCOME TAXES

            At December 31, 1997 and 1996 deferred tax assets aggregated $1,460,170 (including NOL carryforward of $405,089) and $1,529,758 (including NOL carryforward of $554,838), respectively, and deferred tax liability aggregated $1,737,941 and $1,608,087, respectively, as follows:

                                                1997           1996
                                             ----------     ----------
Deferred tax asset:
    Commissions payable                      $  366,239     $  281,713
    Investment in securities                     22,588          9,832
    Reinsurance                                 656,974        679,876
    Other assets                                  9,280          3,499
    Loss carryforward                           405,089        554,838
                                             ----------     ----------

        Total deferred tax asset              1,460,170      1,529,758
                                             ----------     ----------
Deferred tax liability:
    Deferred acquisition costs                  188,915        308,153
    Other assets                                153,785              -
    Claims liabilities                          172,965        156,488
    Reinsurance due                           1,161,478      1,118,078
    Accounts payable and accrued expenses        60,798         25,368
                                             ----------     ----------

        Total deferred tax liability          1,737,941      1,608,087
                                             ----------     ----------

        Net deferred tax liability           $  277,771     $   78,329
                                             ----------     ----------
                                             ----------     ----------

            The following is a reconciliation of the statutory U.S. Federal income tax rate to the effective tax rate as reflected in the accompanying consolidated statements of operations:

                                                      1997                        1996                          1995
                                             ------------------------  ----------------------------   ---------------------------
                                                           Percentage                    Percentage                   Percentage
                                                           of pretax                     of pretax                    of pretax
                                               Amount        income        Amount          income       Amount         income
                                               ------        ------        ------          ------       ------         ------
Income (loss) before income taxes from
   continuing operations                     $ 493,068                 $ (1,649,525)                  $ 151,480
                                             ---------        ----     ------------        -----      ---------        -----
                                             ---------        ----     ------------        -----      ---------        -----

Tax provision (benefit) at statutory rates   $ 167,643        34.0     $   (560,839)       (34.0)     $  51,503         34.0
Increase in income taxes resulting from:
   Discontinued operations                           -           -                -            -        131,778         87.0
   State franchise and local taxes, net
      of federal benefit                       218,976        44.4           46,615          2.8         41,397         27.3
   Other                                         6,129         1.2           40,562          2.5              -            -
                                             ---------        ----     ------------        -----      ---------        -----

Income tax provision (benefit)               $ 392,748        79.6     $   (473,662)       (28.7)     $ 224,678        148.3
                                             ---------        ----     ------------        -----      ---------        -----
                                             ---------        ----     ------------        -----      ---------        -----


                                                                     (Continued)

                            ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995


11.     INCOME TAXES (CONTINUED)

               The provision (benefit) for income taxes consists of the following at December 31, 1997, 1996, and 1995:

                                                  1997             1996            1995
                                              ------------     ------------    ------------
Currently payable (benefit):
    Federal                                   $    130,550     $          -    $   (208,709)
    State and local                                212,505           70,436          90,000
                                              ------------     ------------    ------------
                                                   343,055           70,436        (118,709)
                                              ------------     ------------    ------------
Deferred tax asset:
    January 1,                                    (974,920)      (1,025,739)        (11,476)
    December 31,                                (1,055,081)        (974,920)     (1,025,739)
                                              ------------     ------------    ------------
        Net change                                 (80,161)          50,819      (1,014,263)
                                              ------------     ------------    ------------
Deferred tax liability:
    January 1,                                   1,608,087        1,648,166         290,516
    December 31,                                 1,737,941        1,608,087       1,648,166
                                              ------------     ------------    ------------
        Net change                                 129,854          (40,079)      1,357,650
                                              ------------     ------------    ------------
        Net deferred tax effect                     49,693           10,740         343,387
                                              ------------     ------------    ------------
        Income tax provision
            before NOL benefit                     392,748           81,176         224,678
Net operating loss benefit                               -         (554,838)              -
                                              ------------     ------------    ------------
        Net income tax provision (benefit)    $    392,748     $   (473,662)   $    224,678
                                              ------------     ------------    ------------
                                              ------------     ------------    ------------

12.     NET INCOME (LOSS) PER COMMON SHARE

            The following table reconciles the income (loss) and the weighted average shares used in the net income (loss) per common share calculation for the years ended December 31, 1997, 1996 and 1995, respectively.


                                                                     (Continued)

                            ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995


12.     NET INCOME (LOSS) PER COMMON SHARE (CONTINUED)

                                                 Income                         Per Share
                                                 (Loss)           Shares          Amount
                                              ------------     ------------    ------------
YEAR ENDED DECEMBER 31, 1997:
Basic EPS                                     $    100,320        2,617,500    $        .04
Effects of dilutive securities:  None(1)                                  -                      -                     -
                                              ------------     ------------    ------------

Diluted EPS                                   $    100,320        2,617,500    $        .04
                                              ------------     ------------    ------------
                                              ------------     ------------    ------------

YEAR ENDED DECEMBER 31, 1996:
Basic EPS - previously reported               $ (1,175,863)       2,617,500    $       (.45)
Effects of restatement to comply with
    FASB Statement No. 128                               -         (319,750)           (.06)
                                              ------------     ------------    ------------

Basic EPS - as restated                         (1,175,863)       2,297,750            (.51)
Effects of dilutive securities: None(2)                  -                -               -
                                              ------------     ------------    ------------

Diluted EPS $                                   (1,175,863)       2,297,750    $       (.51)
                                              ------------     ------------    ------------
                                              ------------     ------------    ------------
YEAR ENDED DECEMBER 31, 1995:
Basic EPS - previously reported               $    256,523        2,251,400    $        .11
Effects of restatement to comply
    with FASB Statement No. 128                          -         (273,400)            .02
                                              ------------     ------------    ------------
Basic EPS - as restated                            256,523        1,978,000             .13
Effects of dilutive securities(3):
    Options outstanding                                  -          129,409            (.01)
    Warrants outstanding                                 -          171,878            (.01)
                                              ------------     ------------    ------------
Diluted EPS $                                      256,523        2,279,287    $        .11
                                              ------------     ------------    ------------
                                              ------------     ------------    ------------

             (1) Warrants to purchase 150,000 shares of Class A common stock were not included in computing diluted EPS, because their exercise price exceeded the average market price during 1997.

             (2) Options to purchase 28,500 shares of Class A common stock and warrants to purchase 150,000 shares of Class A common stock were not included in diluted EPS, because their exercise price exceeded the average market price during 1996.

             (3) Options to purchase 10,000 shares of Class A common stocks and warrants to purchase 150,000 shares of Class A common stock were not included in computing diluted EPS, because their exercise price exceeded the average market price during 1995.


                                                                     (Continued)

                            ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995


13.     REINSURANCE

            Effective October 1, 1993, Arista entered into a new agreement (the "Agreement") with Harbourton Reinsurance, Inc. ("Harbourton") whereby Arista agreed to cede by way of reinsurance, a 50% quota share of Arista's liability with respect to the insurance business written to policyholders. In 1994 and 1995 Harbourton received a fee based on premiums ceded. The Agreement was terminated on September 30, 1995.

            Effective October 1, 1995, Arista entered into a reinsurance agreement with The Cologne (see Notes 6 and 8) whereby Arista ceded by way of reinsurance, a 50% quota share participation in Arista's insurance business, both for policies in force as of October 1, 1995 and for all new insurance business written or acquired on or after October 1, 1995. The agreement calls for Arista to pay to The Cologne its proportionate share of the gross premium written less a provisional ceding commission of 25%, which includes premium tax, less The Cologne's proportionate share of the gross losses applicable to this business. The provisional ceding commission will be adjusted quarterly. At December 31, 1997 and 1996, $158,721 and $93,121, respectively, were accrued by Arista under this agreement. The agreement allows Arista an annual profit commission of 2% of gross earned premiums ceded to The Cologne, if a certain loss ratio is achieved. The agreement shall remain in force indefinitely, subject to cancellation by The Cologne upon 90 days notice and subject to cancellation by Arista five years after full repayment of the Surplus Note (Note 6) and upon 90 days prior notice. (Also see Note 20.)

            Ceded transactions for the years ended December 31, 1997, 1996 and 1995 were as follows:

                              Gross            Ceded             Net
                              Amount           Amount           Amount
                           -----------      -----------      -----------
1997
    Premium receivable     $ 2,978,600      $ 1,489,300      $ 1,489,300
    Claims liabilities     $ 3,391,950      $ 1,695,975      $ 1,695,975
    Unearned premiums      $ 1,464,800      $   732,400      $   732,400
    Commissions payable    $   729,912      $   939,075      $ 1,668,978

1996
    Premium receivable     $ 4,304,200      $ 2,152,100      $ 2,152,100
    Claims liabilities     $ 4,351,500      $ 2,175,750      $ 2,175,750
    Unearned premiums      $ 1,397,380      $   698,690      $   698,690
    Commissions payable    $   766,575      $   722,340      $ 1,488,915

1995
    Premium receivable     $ 5,131,705      $ 2,565,852      $ 2,565,853
    Claims liabilities     $ 4,526,315      $ 2,263,157      $ 2,263,158
    Unearned premiums      $ 1,328,210      $   664,105      $   664,105
    Commissions payable    $   942,478      $   361,410      $ 1,303,888


                                                                     (Continued)

                            ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995


13.     REINSURANCE (CONTINUED)

            A contingent liability exists with respect to reinsurance ceded which would become a liability of Arista and the Company in the event that The Cologne is unable to meet the obligations assumed under the reinsurance agreement.

14.     INVESTMENTS

            Investments at December 31, 1997 and 1996 consisted of the following types:

                                        1997             1996
                                     -----------      -----------

Held-to-maturity securities          $ 2,630,453      $ 2,696,220
Available-for-sale securities              9,250           56,920
Trading securities                            85              319
                                     -----------      -----------
                                     $ 2,639,788      $ 2,753,459
                                     -----------      -----------
                                     -----------      -----------

            Trading securities are adjusted to fair value and carried in the accompanying financial statements. The aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized cost for available-for-sale and held-to-maturity securities by major security type at December 31, 1997 and 1996 are as follows:

                                                Available-for-sale securities
                                    ---------------------------------------------------
                                                     Gross       Gross
                                     Amortized     Unrealized  Unrealized      Fair
                                       Cost          Gains       Losses        Value
                                    -----------    ---------    ---------   -----------
DECEMBER 31, 1997:
   Redeemable preferred securities  $    31,524    $       -    $  22,274   $     9,250
                                    -----------    ---------    ---------   -----------

                                    $    31,524    $       -    $  22,274   $     9,250
                                    -----------    ---------    ---------   -----------
                                    -----------    ---------    ---------   -----------

DECEMBER 31, 1996:
   Redeemable preferred securities  $    84,149    $       -    $  27,229   $    56,920
                                    -----------    ---------    ---------   -----------

                                    $    84,149    $       -    $  27,229   $    56,920
                                    -----------    ---------    ---------   -----------
                                    -----------    ---------    ---------   -----------


                                                                     (Continued)

                            ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995


14.     INVESTMENTS (CONTINUED)

                                                   Held-to-maturity securities
                                    ---------------------------------------------------
                                                     Gross       Gross
                                     Amortized     Unrealized  Unrealized      Fair
                                       Cost          Gains       Losses        Value
                                    -----------    ---------    ---------   -----------
DECEMBER 31, 1997:
   U.S. Treasury securities         $ 2,630,453    $   8,373    $   5,922   $ 2,632,904
                                    -----------    ---------    ---------   -----------

                                    $ 2,630,453    $   8,373    $   5,922   $ 2,632,904
                                    -----------    ---------    ---------   -----------
                                    -----------    ---------    ---------   -----------

DECEMBER 31, 1996:
   Corporate debt securities        $    53,601    $       -    $   4,601   $    49,000
   U.S. Treasury securities           2,642,619        9,959       51,368     2,601,210
                                    -----------    ---------    ---------   -----------

                                    $ 2,696,220    $   9,959    $  55,969   $ 2,650,210
                                    -----------    ---------    ---------   -----------
                                    -----------    ---------    ---------   -----------

            Pursuant to New York State insurance regulations, Arista maintains a mandatory trust fund with the Bank of New York containing U.S. Treasury securities with a carrying value of approximately $1,817,254 at December 31, 1997 and 1996.

                            INVESTMENT INCOME

            Net investment income for the years ended 1997, 1996 and 1995 consisted of the following:

                                                    1997                   1996                   1995
                                                -------------         --------------         -------------
Interest and dividends:
    Bonds and long-term investments             $     148,582         $      161,812         $     174,156
    Short-term investments                            328,765                258,391                77,978
                                                -------------         --------------         -------------

            Total interest and dividends              477,347                420,203               252,134

Interest on note receivable from related party         36,566                 20,336                     -
                                                -------------         --------------         -------------

            Total investment income             $     513,913         $      440,539         $     252,134
                                                -------------         --------------         -------------
                                                -------------         --------------         -------------


                                                                     (Continued)

                            ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995


14.     INVESTMENTS (CONTINUED)

            Realized and unrealized gains and losses on investments for the years ended December 31, 1997, 1996 and 1995 consisted of the following:

                                         1997       1996       1995
                                      --------    -------    -------
REALIZED GAINS (LOSSES)
    Redeemable preferred securities   $ (2,625)   $  (208)   $  (137)
    Equity securities                      106          -          -
                                      --------    -------    -------

        Total realized losses           (2,519)      (208)      (137)
                                      --------    -------    -------

UNREALIZED LOSSES
    Equity securities                     (194)      (159)      (358)
                                      --------    -------    -------

        Total unrealized losses           (194)      (159)      (358)
                                      --------    -------    -------

        Net investment losses         $ (2,713)   $  (367)   $  (495)
                                      --------    -------    -------
                                      --------    -------    -------

                               INVESTMENT MATURITY

            The following schedule sets forth the respective maturity dates as at December 31, 1997:

                                        Available-for-sale securities
                                        -----------------------------
                                                             Fair
                                             Cost            Value
                                         ----------       ----------
Due after one year through five years    $   31,524       $    9,250
                                         ----------       ----------
                                         ----------       ----------

                                         Held-to-maturity securities
                                         ---------------------------
                                                             Fair
                                             Cost            Value
                                         ----------       ----------

Due after one year through five years    $2,099,103       $2,101,809
Due after five years through ten years      531,350          531,095
                                         ----------       ----------

        Total                            $2,630,453       $2,632,904
                                         ----------       ----------
                                         ----------       ----------


                                                                     (Continued)

                            ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995


15.     STATUTORY MATTERS

            The following is a reconciliation of Arista's net stockholder's equity and net income (loss) determined on the statutory basis of accounting required by insurance regulation to amounts of equity and net income (loss) included in the financial statements of Arista prepared on the basis of generally accepted accounting principles for each of the years ended December 31, 1997, 1996, and 1995:

                                                            1997             1996             1995
                                                        ------------     ------------     ------------
Capital and surplus reported for SAP purposes           $  6,206,020     $  6,175,568     $  6,432,629

Add (deduct):
     Inclusion of nonadmitted assets                       2,624,539        1,956,065        1,872,086
     Surplus notes payable                                (3,000,000)      (3,000,000)      (3,000,000)
     Deferred costs, net of tax                               66,158          205,689          441,221
     Claims reserves, net of tax                             548,059          509,495          559,193
     Unrealized depreciation on marketable
         securities, net                                     (26,471)         (31,425)         (16,038)
     Other, net of tax                                       217,267           18,427           70,330
     Adjustment to premiums receivable, net of tax           533,443          533,443          533,443
     Prior period tax over accrual                          (330,248)        (359,082)        (360,883)
     Realized gain on investments, net of tax                (27,370)         (27,720)         (33,853)
     NOL carryforward                                              -           34,500                -
                                                        ------------     ------------     ------------

             Stockholder's equity reported in
                 Arista's financial statements          $  6,811,397     $  6,014,960     $  6,498,128
                                                        ------------     ------------     ------------
                                                        ------------     ------------     ------------

Net income (loss) reported for SAP purposes             $    698,926     $    (61,398)    $    231,349
Add (deduct):
     Deferred costs, net of tax                             (139,531)        (235,532)         131,036
     Other, net of tax                                       164,339          (51,902)         (48,427)
     Claims reserves, net of tax                              38,564          (49,698)         (20,922)
     Adjustment to premiums receivable, net of tax                 -                -          504,752
     Realized gain on investments, net of tax                    350            6,133                -
     Amortization of intangible asset, net of tax                  -                -         (122,705)
     Gain on sale of subsidiary, net of tax                        -                -          (76,404)
     Income tax expense differences                           28,834            1,800         (210,152)
                                                        ------------     ------------     ------------

             Net income (loss) reported in Arista's
                 financial statements                   $    791,482     $   (390,597)    $    388,527
                                                        ------------     ------------     ------------
                                                        ------------     ------------     ------------


                                                                     (Continued)

                            ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995


15.     STATUTORY MATTERS (CONTINUED)

            Arista was in compliance with the NYSID minimum statutory capital and surplus requirement at December 31, 1997, 1996 and 1995.

            Under the New York State Insurance Law, Arista may pay dividends only out of its statutory earned surplus. In addition, the maximum amount of dividends that may be paid in any twelve-month period without regulatory approval is the lesser of the adjusted net investment income or 10% of its surplus. During 1996 Arista paid a dividend of $111,684.

16.     BUSINESS ACQUISITION

            STOCK PURCHASE AGREEMENT

                On December 31, 1991, Arista entered into an agreement to acquire all the outstanding shares of American (See Note 1). In December 1991 the NYSID approved the assumption of American's disability business by Arista and approved the acquisition of American in April 1992. The acquisition was accounted for as a purchase. The purchase price was originally to consist of:
(1) a $175,000 cash payment; (2) a credit against the purchase price of $898,973, which represented American's statutory negative capital and surplus balance as of December 31, 1991; and (3) an amount equal to 7-1/2% of earned premiums, as defined, on American policies renewed or rewritten during the period commencing January 1, 1992 and ending December 31, 1993.

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

              Under the purchase method of accounting, the allocation of the purchase price to the fair value of American's assets and liabilities is required. Such allocation was finalized in 1994 when the purchase price was finally determined. The excess of fair value of net assets acquired over the purchase price of $216,740 was allocated to reduce the intangible asset. The unamortized intangible asset was written off in 1995 in connection with the sale of American (see Note 3). Amortization expense was $248,957 for the year ended December 31, 1995.


                                                                     (Continued)

                            ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995


17.     INDUSTRY SEGMENTS

            The Company is engaged principally in the business of writing disability insurance policies in New York State. In 1993 the Company amended the charter and license of Arista to write glass insurance which is part of the property and casualty line of business. The Company also provides third party administrative services for other insurance companies, including competitor entities. Except for disability insurance segment, all other segments of the Company are insignificant. Revenues by segment for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                     1997            1996             1995
                                 ------------    ------------     ------------

Disability insurance             $ 20,763,439    $ 23,160,259     $ 26,091,714
Property and casualty                       -               -                -
Third party administrative            351,346         260,664          204,367
                                 ------------    ------------     ------------

    Total revenues               $ 21,114,785    $ 23,420,923     $ 26,296,081
                                 ------------    ------------     ------------
                                 ------------    ------------     ------------

18.     MAJOR CUSTOMER

            For the year ended December 31, 1996, one group, the Federation of Jewish Philanthropies ("FOJP"), accounted for approximately 11% of Arista's revenue. No other customer accounted for 10% or more of the Company's consolidated revenues or Arista's revenues in the year ended December 31, 1996. For the years ended December 31, 1997 and 1995, no one group accounted for 10% or more of Arista's revenues. However, Arista underwrites disability insurance for two large groups with combined earned premiums of approximately $2,506,000 in 1997 and $3,692,000 in 1995.

            In January 1998, Arista was notified by the FOJP that effective February 1, 1998, the group would no longer carry its disability insurance policies with Arista. Arista and FOJP are negotiating a settlement of all unpaid premiums and claims under the agreement. Although Arista expects that the outcome of the negotiations may involve substantial additional earned premiums to be collected, no amounts have been accrued in the accompanying financial statements as negotiations are continuing. Earned premiums recognized from FOJP for the years ended December 31, 1997, 1996 and 1995 aggregated $1,266,499, $2,468,331, and $2,034,000, respectively.


                                                                     (Continued)

                            ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995


19.     FOURTH QUARTER ADJUSTMENT

            During the fourth quarter of 1996, the Company recorded a charge to operations of $757,350 ($0.29 per share), representing compensation resulting from the exercise of stock warrants and options by certain officers of the Company and Arista.

20.     SUBSEQUENT EVENT

            In March 1998, effective January 1, 1998, Arista terminated its 50% quota share reinsurance agreement with The Cologne and entered into a new 50% quota share agreement with The Guardian.

                            ARISTA INVESTORS CORP.

                                  SCHEDULE I
                      SUMMARY OF INVESTMENTS - OTHER THAN
                        INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1997

                                                                             Amount
                                                  Cost or                   shown in
                                                 amortized      Market     the balance
           Type of Investment                      cost         value         sheet
--------------------------------------------     ----------   ----------   ----------
HELD-TO-MATURITY SECURITIES:
     United States Government and government
         agencies and authorities                $2,630,453   $2,632,904   $2,630,453

AVAILABLE FOR SALE:
     Redeemable preferred stocks                     31,524        9,250        9,250

TRADING SECURITY:
     Common stock                                       279           85           85
                                                 ----------   ----------   ----------

                                                 $2,662,256   $2,642,239   $2,639,788
                                                 ----------   ----------   ----------
                                                 ----------   ----------   ----------

                             See independent auditors' report.

                          ARISTA INVESTORS CORP.

                                SCHEDULE II
               CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           (PARENT COMPANY ONLY)

                              BALANCE SHEETS

                                                      DECEMBER 31,
                                              ---------------------------
                                                 1997            1996
                                              -----------     -----------
                               A S S E T S

Investment in subsidiaries                    $ 7,181,474     $ 6,496,979
Cash and equivalents                              248,256         465,316
Prepaid expenses and other assets                 187,092         119,258
Deferred tax asset                                738,049         447,597
                                              -----------     -----------
             Total assets                     $ 8,354,871     $ 7,529,150
                                              -----------     -----------
                                              -----------     -----------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses    $   495,162     $   310,593
     Payable to subsidiaries, net               1,488,895         948,063
                                              -----------     -----------
             Total liabilities                  1,984,057       1,258,656

Stockholders' equity                            6,370,814       6,270,494
                                              -----------     -----------

             Total liabilities and
               stockholders' equity           $ 8,354,871     $ 7,529,150
                                              -----------     -----------
                                              -----------     -----------

                           STATEMENTS OF OPERATIONS

                                                         YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                    1997           1996          1995
                                                 -----------   ------------   -----------
Investment income                                $    48,061   $     33,158   $    17,883
Corporate and administrative expenses                897,520      1,337,158       464,340
                                                 -----------   ------------   -----------
    Loss from operations before income tax
      benefits and equity in net income (loss)
      of subsidiaries                               (849,459)    (1,304,000)     (446,457)
Income tax expense (benefits)                       (265,284)      (693,367)      256,411
                                                 -----------   ------------   -----------
    Loss from operations before equity in
      net income (loss) of subsidiaries             (584,175)      (610,633)     (702,868)
Equity in net income (loss) of subsidiaries          684,495       (565,230)      959,391
                                                 -----------   ------------   -----------
    Net income (loss)                            $   100,320   $ (1,175,863)  $   256,523
                                                 -----------   ------------   -----------
                                                 -----------   ------------   -----------

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Arista Investors Corp. as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997.


                                 (Continued)

                         ARISTA INVESTORS CORP.

              CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          (PARENT COMPANY ONLY)

                        STATEMENTS OF CASH FLOWS

                                                                         YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------
                                                                  1997            1996           1995
                                                               ----------     -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                         $  100,320     $(1,175,863)    $  256,523
     Adjustments to reconcile net income (loss) to
       net cash used in operating activities:
         Depreciation                                               1,404           1,629          1,039
         Equity in net (income) loss of subsidiaries             (684,495)        565,230       (959,391)
         Compensation arising from exercise of options
             and warrants                                               -         757,350              -
     Increase (decrease) in assets and liabilities:
         Payable to subsidiaries                                  540,832         (97,323)       481,502
         Prepaid expenses and other assets                        (69,238)          7,128        215,838
         Deferred tax asset                                      (290,452)       (447,597)             -
         Accounts payable and accrued expenses                    184,569         153,805       (158,417)
                                                               ----------     -----------     ----------

             Net cash used in operating activities               (217,060)       (235,641)      (162,906)
                                                               ----------     -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments, net                                      -               -              -
     Proceeds from sale of investments                                  -               -        207,818
                                                               ----------     -----------     ----------

             Net cash provided by investing activities                  -               -        207,818
                                                               ----------     -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Class A common stock                                   -         395,300              -

             Net cash provided by financing activities                  -         395,300              -
                                                               ----------     -----------     ----------
             Increase (decrease) in cash and equivalents         (217,060)        159,659         44,912

CASH AND EQUIVALENTS:
     Beginning of year                                            465,316         305,657        260,745
                                                               ----------     -----------     ----------

     End of year                                               $  248,256     $   465,316     $  305,657
                                                               ----------     -----------     ----------
                                                               ----------     -----------     ----------


                                    (Continued)

                              ARISTA INVESTORS CORP.

                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               (PARENT COMPANY ONLY)

                             STATEMENTS OF CASH FLOWS
                                    (CONTINUED)

                                                                         YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------
                                                                  1997            1996           1995
                                                               ----------     -----------     ----------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Cash paid during the year for:
         Income taxes                                          $   27,720     $    21,510     $   17,713
                                                               ----------     -----------     ----------
                                                               ----------     -----------     ----------

         Interest                                              $        -     $         -     $        -
                                                               ----------     -----------     ----------
                                                               ----------     -----------     ----------

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  ACTIVITIES:
     The Company issued Class A common stock in connection
       with the exercise of stock options and warrants as
         follows:
             Secured promissory note receivable                $        -     $  (500,000)    $        -
             Compensation expense                                       -        (757,350)             -
             Issuance of Class A common stock                           -       1,652,650              -
                                                               ----------     -----------     ----------

                 Cash received                                 $        -     $   395,300     $        -
                                                               ----------     -----------     ----------
                                                               ----------     -----------     ----------

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Arista Investors Corp. as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997.


                                 (Continued)

                             ARISTA INVESTORS CORP.

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (PARENT COMPANY ONLY)

                    NOTES TO CONDENSED FINANCIAL INFORMATION
                        DECEMBER 31, 1997, 1996 AND 1995

1.      BASIS OF PRESENTATION

        Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Information of the Registrant does not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is therefore suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report as referenced in Form 10-K, Part II, Item 8, pages F-1 to F-37.

2.      CASH DIVIDENDS FROM SUBSIDIARY

        In April 1996, Arista paid dividends to the Company in the amount of $111,684.


                    See independent auditors' report.

                             ARISTA INVESTORS CORP.

                                  SCHEDULE III
                        SUPPLEMENTAL SEGMENT INFORMATION

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                         FUTURE
                                                         POLICY
                                                        BENEFITS,                            OTHER
                                                         LOSSES,                            POLICY
                                      DEFERRED           CLAIMS                           CLAIMS AND
                                       POLICY           AND LOSS         UNEARNED          BENEFITS          PREMIUM
             SEGMENT                 ACQUISITION        EXPENSES         PREMIUMS           PAYABLE          REVENUE
            COLUMN A                  COLUMN B          COLUMN C         COLUMN D          COLUMN E         COLUMN F
            --------                  --------          --------         --------          --------         --------
      1997
Disability insurance                 $  484,398       $  3,391,950      $  1,464,800     $          -    $   10,381,720

Property and casualty                         -                  -                 -                -                 -

Third party administrative
    service                                   -                  -                 -                -           351,346
                                              -                  -                 -                -           -------
                                     ----------       ------------      ------------     ------------    --------------
                                     $  484,398       $  3,391,950      $  1,464,800     $          -    $   10,733,066
                                     ----------       ------------      ------------     ------------    --------------
                                     ----------       ------------      ------------     ------------    --------------
          1996

Disability insurance                 $  790,137       $  4,351,500      $  1,397,380     $          -    $   11,580,130

Property and casualty                         -                  -                 -                -                 -

Third party administrative
    service                                   -                  -                 -                -           260,664
                                              -                  -                 -                -           -------
                                     ----------       ------------      ------------     ------------    --------------
                                     $  790,137       $  4,351,500      $  1,397,380     $          -    $   11,840,794
                                     ----------       ------------      ------------     ------------    --------------
                                     ----------       ------------      ------------     ------------    --------------
                                                      BENEFIT,         AMORTIZATION
                                                       CLAIMS,         OF DEFERRED
                                        NET          LOSSES AND          POLICY           OTHER
                                    INVESTMENT       SETTLEMENT        ACQUISITION       OPERATING          PREMIUMS
             SEGMENT                  INCOME          EXPENSES            COSTS          EXPENSES           WRITTEN
            COLUMN A                 COLUMN G         COLUMN H           COLUMN I         COLUMN J          COLUMN K
            --------                 --------         --------           --------         --------          --------
      1997
Disability insurance                $  513,913      $  6,106,347      $   319,775      $  4,332,163    $   20,830,859

Property and casualty                        -                 -                -                 -                 -

Third party administrative
    service                                  -                 -                -                 -                 -
                                             -                 -                -                 -                 -
                                    ----------      ------------      -----------      ------------    --------------
                                    $  513,913      $  6,106,347      $   319,775      $  4,332,163    $   20,830,859
                                    ----------      ------------      -----------      ------------    --------------
                                    ----------      ------------      -----------      ------------    --------------
          1996

Disability insurance                $  440,539      $  7,644,155      $   332,633      $  5,992,363    $   23,229,429

Property and casualty                        -                 -                -                 -                 -

Third party administrative
    service                                  -                 -                -                 -                 -
                                             -                 -                -                 -                 -
                                    ----------      ------------      -----------      ------------    --------------
                                    $  440,539      $  7,644,155      $   332,633      $  5,992,363    $   23,229,429
                                    ----------      ------------      -----------      ------------    --------------
                                    ----------      ------------      -----------      ------------    --------------


                             See independent auditors' report.

                                ARISTA INVESTORS CORP.

                                      SCHEDULE IV
                                      REINSURANCE

                             YEAR ENDED DECEMBER 31, 1997

                                                                                                          PERCENTAGE
                                                           CEDED            ASSUMED                       OF AMOUNT
                                     GROSS               TO OTHER          FROM OTHER          NET        ASSUMED TO
                                    AMOUNT              COMPANIES(1)       COMPANIES          AMOUNT      NET AMOUNT
                                    ------              ------------       ---------          ------      ----------
Life insurance
     in force                    $          -          $          -     $          -       $          -       0%
                                 ------------          ------------     ------------       ------------     -----
                                 ------------          ------------     ------------       ------------     -----

Premiums:

     Life insurance              $          -          $          -     $          -       $          -       0%
     Accident and
         health                    20,763,439            10,381,719                -         10,381,720       0
     Property and
         liability                          -                     -                -                  -       0
     Title insurance                        -                     -                -                  -       0
                                 ------------          ------------     ------------       ------------     -----

                                 $ 20,763,439          $ 10,381,719     $          -       $ 10,381,720       0%
                                 ------------          ------------     ------------       ------------     -----
                                 ------------          ------------     ------------       ------------     -----

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

                              ARISTA INVESTORS CORP.


Dated: April 7, 1998          By: /s/ Bernard Kooper
                                 ------------------------------------
                                 Bernard Kooper, President and
                                 Chairman of the Board
                                 (principal executive officer)


Dated: April 7, 1998          By: /s/ Susan J. Hall
                                 ------------------------------------
                                 Susan J. Hall, Senior Vice President
                                 and Treasurer (principal financial and
                                 accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                           Date



/s/ Stanley S. Mandel
------------------------      Executive Vice President      April 7, 1998
Stanley S. Mandel             and Director


/s/ Louis H. Saltzman
------------------------      Secretary and Director        April 7, 1998
Louis H. Saltzman


/s/ Richard P. Farkas
------------------------      Director                      April 7, 1998
Richard P. Farkas


/s/ J. Martin Feinman
------------------------      Director                      April 7, 1998
J. Martin Feinman


/s/ Noah Fischman
------------------------      Director                      April 7, 1998
Noah Fischman



------------------------      Director                         --
Daniel Glassman