Form 10-Q
period 1998-03-31
ARISTA INVESTORS CORP
filed 1998-05-15
CIK 799902

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


      (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  March 31, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to __________


                          Commission File No. 2-8381-NY


                             ARISTA INVESTORS CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                              13-2957684
    ------------------------------               -------------------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)

    116 John Street, New York, N.Y.                    10038
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:  (212) 964-2150


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                          Yes |X| No |_|


The aggregate number of Registrant's outstanding shares on May 14, 1998 was 2,570,100 shares of Class A Common Stock, $0.01 par value (excluding 10,000 shares of treasury stock) and 47,400 shares of Class B Common Stock, $0.01 par value.

                             ARISTA INVESTORS CORP.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                              Page
                                                           ----
    Item 1. Financial Statements:

            Consolidated Balance Sheets at March 31,
              1998 (Unaudited) and December 31, 1997         3

            Consolidated Statements of Operations
              (Unaudited) for the three months ended
              March 31, 1998 and 1997                        5

            Consolidated Statements of Changes in Stock-
              holders' Equity for the three months ended
              March 31, 1998 (Unaudited) and the year
              ended December 31, 1997                        6

            Consolidated Statements of Cash Flows
              (Unaudited) for the three months ended
              March 31, 1998 and 1997                        7

            Notes to Consolidated Financial Statements
              (Unaudited)                                    8

    Item 2. MD&A:

            Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                    10

PART II. OTHER INFORMATION

    Item 1 through Item 6                                   13

    Signatures                                              14

                             ARISTA INVESTORS CORP.

                           CONSOLIDATED BALANCE SHEETS


                                                        March 31,   December 31,
                                                          1998         1997
                                                       -----------  ------------
                                                       (unaudited)
                           ASSETS

Investments:
  Held-to-maturity securities:
    Bonds and long-term U.S. Treasury
      obligations at amortized cost (market
      value $2,687,361 at March 31, 1998 and
      $2,632,904 at December 31, 1997)                 $ 2,627,357   $ 2,630,453

  Available-for-sale securities:
    Redeemable preferred stocks, at market value
      (amortized cost of $31,524 at March 31,
      1998 and December 31, 1997)                            8,436         9,250

  Trading securities, at market value (cost of $279
    at March 31, 1998 and December 31, 1997)                   391            85
                                                       -----------   -----------

                     Total investments                   2,636,184     2,639,788

Cash and equivalents                                     8,136,431     8,296,943
Premiums receivable                                      3,282,500     2,978,600
Deferred policy acquisition costs, net                     407,872       484,398
Receivables from related parties                           457,587       443,182
Furniture and equipment, at cost, net of
  accumulated depreciation of $795,667 at March
  31, 1998 and $783,799 at December 31, 1997               106,980       113,663
Prepaid and refundable income taxes                        785,261       710,050
Other assets                                             1,477,772     1,366,572
                                                       -----------   -----------

    Total assets                                       $17,290,587   $17,033,196
                                                       ===========   ===========

                                   (Continued)

                             ARISTA INVESTORS CORP.


                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                        March 31,     December 31,
                                                          1998            1997
                                                      ------------    ------------
                                                       (unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Payable to reinsurer                               $    131,049    $    158,721
   Claims liabilities                                    3,267,450       3,391,950
   Unearned premiums                                     1,539,200       1,464,800
   Commissions payable                                     746,119         729,912
   Accounts payable and accrued expenses                 2,057,695       1,627,187
   Deferred income taxes, net                              198,699         277,771
   Surplus note payable, net                             2,883,750       2,880,000
                                                      ------------    ------------
              Total liabilities                         10,823,962      10,530,341
                                                      ------------    ------------
Commitments and contingencies: (Note 2)

Stockholders' equity:
   Class A common stock, $.01 par value;
     9,950,000 shares authorized; 2,580,100
     shares issued                                          25,801          25,801
   Class B convertible common stock, $.01 par
     value; 50,000 shares authorized, 47,400
     shares issued and outstanding                             474             474
   Additional paid-in capital                            5,839,609       5,839,609
   Paid-in capital attributed to detachable warrant        150,000         150,000
   Retained earnings                                     1,000,569       1,035,985
   Net unrealized investment loss                          (23,088)        (22,274)
                                                      ------------    ------------
                                                         6,993,365       7,029,595
   Secured promissory note from shareholder               (500,000)       (500,000)
   Less 10,000 shares Class A common stock held in
     treasury                                              (26,740)        (26,740)
                                                      ------------    ------------

    Total stockholders' equity                           6,466,625       6,502,855
                                                      ------------    ------------

         Total liabilites and stockholders' equity    $ 17,290,587    $ 17,033,196
                                                      ============    ============


The accompanying notes are an integral part of these financial statements.

                              ARISTA INVESTORS CORP.

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                         1998           1997
                                                      -----------    -----------
Revenue:
   Gross premiums earned  (Note 2)                    $ 4,904,324    $ 5,619,024
   Ceded premiums earned  (Note 2)                      2,327,162      2,809,512
                                                      -----------    -----------
          Net premiums earned                           2,577,162      2,809,512

   Third-party administrative services                     95,029         74,845
   Net realized investment losses                               0         (1,312)
   Net unrealized investment gains (losses)                   306            (55)
   Net investment income                                  129,283        126,719
   Other income                                            10,716            215
                                                      -----------    -----------
          Total revenue                                 2,812,496      3,009,924

Expenses:
   Underwriting:
     Gross claims incurred (Note 2)                     2,977,130      2,908,675
     Ceded claims incurred (Note 2)                     1,488,565      1,454,337
                                                      -----------    -----------
       Net claims incurred                              1,488,565      1,454,338
                                                      -----------    -----------
     Gross commissions incurred (Note 2)                  948,947        999,026
     Ceded commissions incurred (Note 2)                  747,395      1,263,865
                                                      -----------    -----------
       Net commissions incurred (benefit)                 201,552       (264,839)
                                                      -----------    -----------
       Total underwriting expenses                      1,690,117      1,189,499
   General and administrative expenses                  1,151,795      1,272,542
                                                      -----------    -----------
          Total expenses                                2,841,912      2,462,041
                                                      -----------    -----------

Income (loss) before income tax provision (benefit)       (29,416)       547,883
Net income tax provision                                    6,000        322,700
                                                      -----------    -----------
          Net income (loss)                           ($   35,416)   $   225,183
                                                      ===========    ===========

          Net income (loss) per common share          ($     0.01)   $      0.09
                                                      ===========    ===========

Weighted average number of common shares                2,617,500      2,617,500
                                                      ===========    ===========

The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

 Three months ended March 31, 1998 (unaudited) and year ended December 31, 1997



                                                         Common Stock
                                       -------------------------------------------------                  Paid-in
                                              Class A              Convertible Class B                    capital
                                       -----------------------   -----------------------                 attributed
                                         Number         Par        Number         Par       Additional      to
                                           of          value         of          value       paid-in    detachable
                                         Shares        $.01        Shares        $.01        capital     warrants
                                       ----------   ----------   ----------   ----------   ----------   ----------
Balance - January 1, 1997               2,580,100   $   25,801       47,400   $      474   $5,839,609   $  150,000
  Net income                                   --           --           --           --           --           --
  Net investment gain                          --           --           --           --           --           --
                                       ----------   ----------   ----------   ----------   ----------   ----------
Balance - December 31, 1997             2,580,100   $   25,801       47,400   $      474   $5,839,609   $  150,000
  Net loss (unaudited)                         --           --           --           --           --           --
  Net investment loss (unaudited)              --           --           --           --           --           --
                                       ----------   ----------   ----------   ----------   ----------   ----------
Balance - March 31, 1997 (unaudited)    2,580,100   $   25,801       47,400   $      474   $5,839,609   $  150,000
                                       ==========   ==========   ==========   ==========   ==========   ==========


                                                                                      Class A
                                                                                      common
                                                          Net                          stock
                                                      unrealized      Secured         held in
                                                      gain (loss)    promissory       treasury
                                        Retained          on            note          (10,000
                                        earnings      investments    receivable       shares)         Total
                                       -----------    -----------    -----------    -----------    -----------
Balance - January 1, 1997              $   935,665    ($   27,229)   ($  500,000)   ($   26,740)   $ 6,397,580
  Net income                               100,320             --             --             --        100,320
  Net investment gain                           --          4,955             --             --          4,955
                                       -----------    -----------    -----------    -----------    -----------
Balance - December 31, 1997              1,035,985        (22,274)      (500,000)       (26,740)     6,502,855
  Net loss (unaudited)                     (35,416)            --             --             --        (35,416)
  Net investment loss (unaudited)               --           (814)            --             --           (814)
                                       -----------    -----------    -----------    -----------    -----------
Balance - March 31, 1997 (unaudited)   $ 1,000,569    ($   23,088)   ($  500,000)   ($   26,740)   $ 6,466,625
                                       ===========    ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                            1998           1997
                                                                        -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                                     ($   35,416)   $   225,183
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation                                                           11,868         14,160
      Amortization of deferred acquisition costs                             76,526         62,126
      Amortization of discount on surplus note                                3,750          3,750
      Loss on sale of investments                                                 0          1,312
      Deferred income taxes                                                 (79,072)       165,549
      Unrealized (gain) loss on trading securities                             (306)            55
      (Increase) decrease in operating assets:
        Premiums receivable                                                (303,900)       318,100
        Prepaid and refundable income taxes                                 (75,211)        45,030
        Receivable from related parties                                     (14,405)             0
        Other assets                                                       (111,200)       (49,198)
      Increase (decrease) in operating liabilities:
        Payable to reinsurer                                                (27,672)         2,785
        Claims liabilities                                                 (124,500)      (508,500)
        Unearned premiums                                                    74,400        272,350
        Commissions payable                                                  16,207         41,506
        Accounts payable and accrued expenses                               430,508        235,099
                                                                        -----------    -----------
                  Net cash provided by (used in) operating activities      (158,423)       829,307
                                                                        -----------    -----------
Cash flows from investing activities:
  Furniture and equipment acquired                                           (5,185)       (27,987)
  Proceeds from sales of securities and amortization of premiums              3,096         28,136
  Purchases of investments                                                       --             --
  Payments and costs associated with acquired business                           --             --
                                                                        -----------    -----------
                  Net cash provided by (used in) investing activities        (2,089)           149
                                                                        -----------    -----------
                  Increase (decrease) in cash and equivalents              (160,512)       829,456

Cash and equivalents:
  Beginning of year                                                       8,296,943      7,076,659
                                                                        -----------    -----------
  March 31,                                                             $ 8,136,431    $ 7,906,115
                                                                        ===========    ===========
Supplemental cash flow disclosure:
  Cash paid during the period for income taxes                          $   160,316    $   108,718
                                                                        ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1998 and 1997
                                   (Unaudited)


Note 1 - Basis of presentation

The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles ("GAAP"). GAAP differs from statutory accounting principles ("SAP") used by insurance companies in reporting to state regulatory agencies. In the opinion of the management of Arista Investors Corp. (the "Company" or the "Registrant"), all adjustments (consisting of normal recurring accruals only) have been reflected for a fair presentation of the unaudited financial position as of March 31, 1998 and results of operations for the three-month periods ended March 31, 1998 and 1997. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.

Note 2 - Reinsurance

From October 1, 1995 to December 31, 1997, Arista had an agreement with The Cologne Life Reinsurance Company ("Cologne") whereby Arista ceded, by way of reinsurance, a 50% quota share participation in Arista's New York State Statutory Disability Benefits Insurance, both for business in force as of October 1, 1995 and for new business written or acquired after October 1, 1995.

Effective as of January 1, 1998, Arista entered into a Quota Share Reinsurance Treaty with The Guardian Life Insurance Company of America ("The Guardian"), pursuant to which Arista cedes by way of reinsurance a 50% participation in the insurance, both for business in force as of January 1, 1998 and for business written or acquired after January 1, 1998. This agreement is subject to cancellation by either party on 90 days' prior written notice.

A contingent liability exists with respect to reinsurance ceded which would become a liability of Arista in the event that the reinsurer is unable to meet the obligations assumed under the reinsurance agreement.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1997 and 1996
                                   (unaudited)


Note 3 - Related parties

At March 31, 1998 and December 31, 1997, Bernard Kooper, President of the Company, Chairman of the Boards of Directors of the Company and Arista and a Director of The Collection Group, Inc., beneficially owns 20.4% and 100% of the outstanding shares of Class A and Class B Common Stock, respectively (includes 30,400 shares of Class A Common Stock owned by Arlyne Kooper, wife of Bernard Kooper but does not include shares of Class A Common Stock owned by Louis H. Saltzman, son-in-law of Mr. Kooper). Mr. Kooper is also the owner of Bernard Kooper Life Agency, Inc. (the "Agency"), one of more than 350 general agents of Arista. The Agency received approximately $55,000 and $58,000 in commissions from Arista during the three months ended March 31, 1998 and 1997, respectively. Of this amount, the Agency paid approximately $34,000 and $40,000 during the three months ended March 31, 1998 and 1997, respectively, to brokers, which included certain members of the Board of Directors of the Company and Arista. The amount paid to members of the Board of Directors of the Company and/or Arista was approximately $4,000 and $7,000 during the three months ended March 31, 1998 and 1997, respectively.

                             ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1998
                                   (Unaudited)


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

Results of Operations

The Company's net loss for the first quarter of 1998 was approximately $35,000 ($-0.01 per share) compared with a net profit of approximately $225,000 ($0.09 per share) for the first quarter of 1997. The loss, before provision for income taxes, was approximately $29,000 for the first quarter of 1998 as compared to a profit, before provision for income taxes, of approximately $548,000.

Arista's gross premiums earned were $4.9 million for the first quarter of 1998 as compared to gross premiums earned of $5.6 million for the first quarter of 1997. This decrease was due to Arista's continued net loss of covered lives and policyholders which included the termination of the Federation of Jewish Philanthropies, effective February 1, 1998. The continuing net loss in covered lives is a function of increased competition for experience-rated groups and a lower competitive rate structure for non-experience-rated groups. Arista expects this trend to continue.

Arista's gross claims incurred for the first three months of 1998 were approximately $3.0 million, representing 60.7% of gross premiums earned. For the first three months of 1997, gross claims incurred were approximately $2.9 million, representing 51.8% of the gross premiums earned. The principal reason for this change was the reduction of the gross claims liabilities of approximately $500,000, representing 8.9% of gross premiums earned, during the first quarter of 1997. Gross

                             ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1998
                                   (Unaudited)


claims incurred includes claims liabilities for unpaid losses, unpaid loss adjustment expenses and required assessments. Unpaid loss reserves are only estimates of what the insurer expects to pay on claims, based on facts and circumstances then known. A degree of variability is inherent in such estimates. The estimates are continually reviewed and adjusted as necessary, and such adjustments are reflected in operations.

Arista's gross commissions incurred as a percentage of gross premiums earned was 19.4% for the first quarter of 1998, as compared to 17.8% for the comparable 1997 period.

Consolidated investment income for the first three months of 1998 and 1997 was approximately $129,000 and $126,000, respectively. In addition, Arista had insignificant net realized investment gains and net realized and unrealized investment losses during the first quarters of 1998 and 1997, respectively.

Income from Third-party Administrative services was approximately $95,000 for the first three months of 1998 as compared to approximately $75,000 for the comparable 1997 period. Other income was approximately $11,000 for the first quarter of 1998.

Consolidated general and administrative expenses decreased from approximately $1,273,000 for the first quarter of 1997 to approximately $1,152,000 for the comparable 1998 period. Of this $121,000 decrease in general and administrative expenses, approximately $73,000 was attributable to a reduction in professional fees.

Liquidity and Capital Resources

Retained earnings decreased from $1,035,985 at December 31, 1997 to $1,000,569 at March 31, 1998 as a result of the Company's net loss.

                             ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1998
                                   (Unaudited)


Management believes that Arista's statutory capital and surplus of approximately $6.6 million at March 31, 1998 is sufficient to support its current annual premium level.

Effective as of January 1, 1998, in connection with Arista's entering into a new reinsurance arrangement with The Guardian, Arista terminated its reinsurance agreement with Cologne. Pursuant to such termination, the principal balance of (and any accrued but unpaid interest on) a surplus note in the amount of $3,000,000, issued by Arista to The Cologne Life Underwriting Management Company), effective in December 1995, will be repaid as soon as practicable, subject to prior regulatory approval.

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


                          ARISTA  INVESTORS CORP. (Registrant)


                     BY:  /S/ BERNARD KOOPER
                          -------------------------------------
                            Chairman of the Board (principal
                            executive officer)



                     BY:  /S/ SUSAN J. HALL
                          -------------------------------------
                          SUSAN  J. HALL, Senior Vice President
                            and Treasurer (principal  financial
                            and accounting officer)



May 14, 1998