Form 10-Q
period 1998-06-30
ARISTA INVESTORS CORP
filed 1998-07-31
CIK 799902

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

    (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1998

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ______________ to __________

                          Commission File No. 2-8381-NY

                             ARISTA INVESTORS COR
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                             13-2957684
  --------------------------                 -----------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

    116 John Street, New York, N.Y.                    10038
---------------------------------------            ---------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (212)964-2150

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No


The aggregate number of Registrant's outstanding shares on July 9, 1998 was 2,570,100 shares of Class A Common Stock, $0.01 par value (excluding 10,000 shares of treasury stock) and 47,400 shares of Class B Common Stock, $0.01 par value.

                             ARISTA INVESTORS CORP.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                              Page

    Item 1. Financial Statements:

            Consolidated Balance sheets at June 30,
              1998 (Unaudited) and December 31, 1997         3

            Consolidated Statements of Operation
              (Unaudited) for the six months ended
              June 30, 1998 and 1997                         5

            Consolidated Statements of Changes in Stock-
              holders' Equity for the six months ended
              June 30, 1998 (Unaudited) and the year
              ended December 31, 1997                        6

            Consolidated Statements of Cash Flows
              (Unaudited for the six months ended June
              30, 1998 and 1997                              7

            Notes to Financial Statements                    8

    Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operat-
              tions                                         11

PART II. OTHER INFORMATION

    Item 1 through Item 6                                   14

    Signatures                                              15

                             ARISTA INVESTORS CORP.

                           CONSOLIDATED BALANCE SHEETS



                                                        June 30,     December 31,
                                                          1998         1997
                                                       -----------   ------------
                                                       (unaudited)

ASSETS
------
Investments:
  Held-to-maturity securities:

    Bonds and long-term U. S. Treasury
      obligations at amortized cost (market
      value $2,688,052 at June 30, 1998 and
      $2,632,904 at December 31, 1997)                 $ 2,624,261   $ 2,630,453

  Available-for-sale securities:
    Redeemable preferred stocks, at market value
      (amortized cost of $31,524 at June 30,
      1998 and December 31, 1997)                            8,954         9,250

  Trading securities, at market value (cost of $279
    at June 30, 1998 and December 31, 1997)                    445            85
                                                       -----------   -----------
Total investments                                        2,633,660     2,639,788

Cash and equivalents                                     8,240,929     8,296,943
Premiums receivable                                      3,499,000     2,978,600
Deferred policy acquisition costs, net                     329,022       484,398

Receivables from related parties                           447,550       443,182

Furniture and equipment, at cost, net of
  accumulated depreciation of $807,664 at June
  30, 1998 and $783,799 at December 31, 1997                99,797       113,663

Prepaid and refundable income taxes                        823,334       710,050

Other assets                                             1,444,022     1,366,572
                                                       -----------   -----------

    Total assets                                       $17,517,314   $17,033,196
                                                       -----------   -----------
                                                       -----------   -----------


                 (Continued)

                             ARISTA INVESTORS CORP.

                           CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                                                      June 30,      December 31,
                                                        1998            1997
                                                    -----------     ------------
                                                    (unaudited)

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Liabilities:

   Payable to reinsurer                             $    563,890    $    158,721
   Claims liabilities                                  2,704,200       3,391,950
   Unearned premiums                                   1,506,600       1,464,800
   Commissions payable                                   754,867         729,912
   Accounts payable and accrued expenses               2,277,606       1,627,187
   Deferred income taxes, net                            253,855         277,771
   Surplus note payable, net                           2,887,500       2,880,000
                                                    ------------    ------------

              Total liabilities                       10,948,518      10,530,341
                                                    ------------    ------------
Commitments and contingencies: (Note 2)

Stockholders' equity:
   Class A common stock, $.01 par value;
     9,950,000 shares authorized; 2,580,100
     shares issued                                        25,801          25,801
   Class B convertible common stock, $.01 par
     value; 50,000 shares authorized, 47,400
     shares issued and outstanding                           474             474
   Additional paid-in capital                          5,839,609       5,839,609
   Paid-in capital attributed to detachable warrant      150,000         150,000
   Retained earnings                                   1,102,222       1,035,985
   Accumulated comprehensive income (loss):
     Net unrealized investment loss (Note 4)             (22,570)       (22,274)
                                                    ------------    ------------
                                                       7,095,536       7,029,595
   Secured promissory note from shareholder             (500,000)      (500,000)
   Cost of 10,000 shares Class A common stock
     held in treasury                                    (26,740)       (26,740)
                                                    ------------    ------------
    Total stockholders' equity                         6,568,796       6,502,855
                                                    ------------    ------------

Total liabilities and stockholders' equity          $ 17,517,314    $ 17,033,196
                                                    ------------    ------------
                                                    ------------    ------------

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                               Three months ended              Six months ended
                                                     June 30,                      June 30,
                                            --------------------------     ---------------------------
                                                1998           1997            1998          1997
                                            ------------   ------------    ------------   ------------

Revenue:

   Gross premiums earned  (Note 2)          $  4,606,940   $  5,376,987    $  9,511,264   $ 10,996,011
   Ceded premiums earned  (Note 2)             2,303,470      2,688,493       4,630,632      5,498,005
                                            ------------   ------------    ------------   ------------

          Net premiums earned                  2,303,470      2,688,494       4,880,632      5,498,006

   Third-party administrative services           103,761         79,326         198,790        154,171
   Net realized and unrealized investment
     gains (losses)                                   54         (1,377)            360         (2,744)
  Net investment income                          135,224        128,296         264,507        255,015
   Other income                                    5,998         (2,167)         16,714         (1,952)
                                            ------------   ------------    ------------   ------------
          Total revenue                        2,548,507      2,892,572       5,361,003      5,902,496
                                            ------------   ------------    ------------   ------------
Expenses:
   Underwriting (Note 2):
    Gross claims incurred                      2,003,530      3,030,699       4,980,660      5,939,374
    Ceded claims incurred                      1,001,765      1,515,350       2,490,330      2,969,687
                                            ------------   ------------    ------------   ------------
          Net claims incurred                  1,001,765      1,515,349       2,490,330      2,969,687
                                            ------------   ------------    ------------   ------------

    Gross commissions incurred                   938,509      1,078,092       1,887,456      2,077,118
    Ceded commissions incurred                   735,041      1,085,768       1,482,436      2,349,633
                                            ------------   ------------    ------------   ------------
   Net commissions incurred (earned)             203,468         (7,676)        405,020       (272,515)
                                            ------------   ------------    ------------   ------------
 Total underwriting expenses                   1,205,233      1,507,673       2,895,350      2,697,172
   General and administrative expenses         1,120,821      1,409,307       2,272,616      2,681,849
                                            ------------   ------------    ------------   ------------
 Total expenses                                2,326,054      2,916,980       5,167,966      5,379,021
                                            ------------   ------------    ------------   ------------
Income (loss) before income taxes                222,453        (24,408)        193,037        523,475
Provision for income taxes                       120,800            200         126,800        322,900
                                            ------------   ------------    ------------   ------------
Net income (loss)                                101,653        (24,608)         66,237        200,575
                                            ------------   ------------    ------------   ------------
                                            ------------   ------------    ------------   ------------

Net income (loss) per common share          $       0.04         ($0.01)   $       0.03   $       0.08
                                            ------------   ------------    ------------   ------------
                                            ------------   ------------    ------------   ------------
Weighted average number of common
  shares outstanding                           2,617,500      2,617,500       2,617,500      2,617,500
                                            ------------   ------------    ------------   ------------
                                            ------------   ------------    ------------   ------------

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

   Six months ended June 30, 1998 (unaudited) and year ended December 31, 1997



                                                          Common Stock
                                       -----------------------------------------------                 Paid-in
                                              Class A              Convertible Class B                  capital
                                       ------------------------------------------------                attributed
                                        Number       Par            Number         Par     Additional      to
                                         of         value             of          value     paid-in    detachable
                                        Shares       $.01           Shares         $.01     capital      warrants
                                       ---------   ---------        ------        -----    ----------  ----------
----------   ----------

Balance - January 1, 1997              2,580,100   $   25,801       47,400   $      474   $5,839,609   $  150,000
  Net income                                --           --           --           --           --
  Net investment gain                       --           --           --           --
                                      ----------   ----------   ----------   ----------   ----------   ----------
Balance - December 31, 1997            2,580,100   $   25,801       47,400   $      474   $5,839,609   $  150,000
  Net income (unaudited)                    --           --           --           --          --           --
  Net investment loss (unaudited)           --           --           --           --          --
                                      ----------   ----------   ----------   ----------   ----------   ----------
Balance - June 30, 1998 (unaudited)    2,580,100   $   25,801       47,400   $      474   $5,839,609   $  150,000
                                      ----------   ----------   ----------   ----------   ----------   ----------
                                      ----------   ----------   ----------   ----------   ----------   ----------



                                                   Accumulated                  Class A
                                                      other        Secured       common
                                                     compre-      promissory     stock
                                      Retained       hensive        note         held in
                                      earnings       income       receivable     treasury       Total
                                    -----------   ------------   ------------   ------------    -----

Balance - January 1, 1997           $   935,665   ($   27,229)   ($  500,000)   ($   26,740)   $ 6,397,580
  Net income                            100,320          --             --             --          100,320
  Net investment gain                      --           4,955           --             --            4,955
                                    -----------   -----------    -----------    -----------    -----------
Balance - December 31, 1997           1,035,985       (22,274)      (500,000)       (26,740)     6,502,855
  Net income (unaudited)                 66,237          --             --             --           66,237
  Net investment loss (unaudited)          --            (296)          --             --             (296)
                                    -----------   -----------    -----------    -----------    -----------
Balance - June 30, 1998 (unaudited)  $1,102,222      ($22,570)     ($500,000)     ($26,740)     $6,568,796
                                    -----------   -----------    -----------    -----------    -----------
                                    -----------   -----------    -----------    -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 1998 and 1997

                                   (Unaudited)


                                                                     1998            1997
                                                                  -----------    ----------

Cash flows from operating activities:
  Net income                                                      $    66,237    $   200,575
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
  Depreciation                                                         23,865         28,559
  Amortization of deferred acquisition costs                          155,376        140,682
  Amortization of discount on surplus note                              7,500          7,500
  Loss on sale of investments                                            --            2,519
  Deferred income taxes                                               (23,916)       131,961
  (Increase) decrease in operating assets:
  Premiums receivable                                                (520,400)       522,700
  Prepaid and refundable income taxes                                (113,284)       (23,489)
  Receivable from related parties                                      (4,368)        (2,723)
 Other assets                                                         (77,450)       176,765
 Increase (decrease) in operating liabilities:
   Payable to reinsurer                                               405,169         (5,745)
   Claims liabilities                                                (687,750)      (793,500)
   Unearned premiums                                                   41,800        110,580
   Commissions payable                                                 24,955         76,370
   Accounts payable and accrued expenses                              650,419        454,090
                                                                   -----------    -----------
 Net cash provided by (used in) operating activities                  (51,847)     1,026,844
                                                                   -----------    -----------
Cash flows from investing activities:
  Furniture and equipment acquired                                     (9,999)       (27,987)
  Proceeds from sale of investments                                     5,832         60,142
  Purchases of investments                                               --           (1,015)
                                                                   -----------    -----------
 Net cash provided by (used in) investing activities                   (4,167)        31,140
                                                                   -----------    -----------
Cash flows from financing activities:
  Issuance of Class A common stock                                       --             --
  Notes receivable from shareholder, secured                             --             --
                                                                   -----------    -----------

 Net cash provided by financing activities                               --             --
                                                                  -----------    -----------
Net increase (decrease) in cash and equivalents                       (56,014)     1,057,984
Cash and equivalents:
  Beginning of year                                                 8,296,943      7,076,659
                                                                  -----------    -----------
  June 30,                                                        $ 8,240,929    $ 8,134,643
                                                                  -----------    -----------
                                                                  -----------    -----------
Supplemental cash flow disclosure:
Cash paid during the period for income taxes                      $   263,459    $   210,617
                                                                  -----------    -----------
                                                                  -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1998 and 1997
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles ("GAAP"). Certain information normally included in annual financial statements prepared in accordance with GAAP has been condensed or omittted pursuant to the rules and regulations of the Securties and Exchange Commission. GAAP differs from statutory accounting principles ("SAP") used by insurance companies in reporting to state regulatory agencies. In the opinion of the management of Arista Investors Corp. (the "Company" or the "Registrant"), all adjustments (consisting of normal recurring accruals only) have been reflected for a fair presentation of the unaudited financial position as of June 30, 1998 and results of operations for the six-month and three-month periods ended June 30, 1998 and 1997. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 - REINSURANCE

From October 1, 1995 to December 31, 1997, Arista Insurance Company ("Arista") had an agreement with The Cologne Life Reinsurance Company ("Cologne") whereby Arista ceded, by way of reinsurance, a 50% quota share participation in Arista's statutory disability benefits insurance, both for business in force as of October 1, 1995 and for new business written or acquired after October 1, 1995.

Effective as of January 1, 1998, Arista entered into a Quota Share Reinsurance Treaty with The Guardian Life Insurance Company of America ("The Guardian"), pursuant to which Arista cedes by way of reinsurance, a 50% participation in the insurance, both for business in force as of January 1, 1998 and for business written or acquired after January 1, 1998. This agreement is subject to cancellation by either party on 90 days' prior written notice.

A contingent liability exists with respect to reinsurance ceded which would become a liability to Arista in the event that the reinsurer is unable to meet its proportionate share of the obligations assumed under the reinsurance agreement.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1998 and 1997
                                   (unaudited)

NOTE 3 - RELATED PARTIES

At June 30, 1998 and December 31, 1997, Bernard Kooper, President of the Company, Chairman of the Boards of Directors of the Company and Arista and a Director of The Collection Group, Inc. beneficially owns 20.4% and 100% of the outstanding shares of Class A and Class B Common Stock, respectively. Mr. Kooper is also the owner of Bernard Kooper Life Agency, Inc. (the "Agency"), one of the general agents of Arista. The Agency received approximately $105,000 and $112,000 in commissions from Arista during the six months ended June 30, 1998 and 1997, respectively. Of this amount, the Agency paid approximately $77,000 during both the six months ended June 30, 1998 and 1997 to brokers, which included certain members of the Board of Directors of the Company and Arista. The amount paid to members of the Board of Directors of the Company and/or Arista by the Agency was approximately $8,000 and $13,000 for the six months ended June 30, 1998 and 1997, respectively.

NOTE 4 - NEW ACCOUNTING STANDARDS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130) "Reporting Comprehensive Income". This pronouncement requires entities to make certain disclosures about all types of income, expenses, gains and losses arising during the period in addition to net income from operations. SFAS No. 130 is effective for years beginning after December 15, 1997.

SFAS No. 130 did not have a material effect on the Company's financial position or results of operations for the six-month periods ended June 30, 1998 and June 30, 1997.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1998 and 1997
                                   (Unaudited)

NOTE 5 - SEGMENT INFORMATION

                                                     Adminis-
                                                     trative
                                     Insurance       Service
                                     Segment         Segment    Total
                                     -------         -------    -----
             1998
             ----
Revenues from outside customers   $ 9,511,264   $   198,790   $ 9,710,054
Major customers                   $      --     $      --     $      --
Profit and loss                   $   189,087   $     3,950   $   193,037

             1997
             ----

Revenues from outside customers   $10,996,011   $   154,171   $11,150,182
Major customers                   $   891,599   $      --     $   891,599
Profit and loss                   $   515,244   $     7,231   $   522,475

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

RESULTS OF OPERATIONS

Six-Month And Three-Month Periods Ended June 30, 1998 VS.
      June 30, 1997 (unaudited)

The Company's after tax income for the first six months of 1998 was approximately $66,000; the Company's after tax income for the second quarter ended June 30, 1998 was approximately $102,000. In comparison, for the first six months of 1997, the Company's net income after taxes was approximately $201,000; for the second quarter ended June 30, 1997, the Company had a net loss of approximately $25,000.

Arista's gross premiums earned were approximately $9.5 million and $11.0 million for the first six months of 1998 and 1997, respectively. Gross premiums earned for the second quarters of 1998 and 1997 were approximately $4.6 million and $5.4 million, repectively. This decrease was due to a continuation of the net loss of covered lives as well as policyholders which included the termination, effective February 1, 1998, of the Federation of Jewish Philanthropies. The continuing net loss in covered lives is a function of an increased competition for experience- rated groups and a lower competitive rate structure for non-experience-rated groups. Arista expects this trend to continue.

Arista's gross claims incurred for the first six months of 1998 were approximately $5.0 million, representing 52.4% of the gross premiums earned. For the first six months of 1997, gross claims incurred were approximately $ 5.9 million, representing 54.0% of gross premiums earned. For the second quarters of 1998

                             ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                   (continued)

and 1997, the gross claims incurred were approximately $2.0 million and $3.0 million, respectively. The reductions in the gross claims incurred were primarily due to the impacts of a mild winter and our very healthy economy, upon our disability claim experience. Gross claims incurred includes claim reserves for unpaid losses, unpaid loss adjustment expenses and statutory assessments. Unpaid loss reserves are only estimates of what the insurer expects to pay on claims, based on facts and circumstances then known. A degree of variability is inherent in such estimates. The estimates are continually reviewed and adjusted as necessary, and such adjustments are reflected in current operations.

Consolidated investment income for the first six months of 1998 and 1997 was approximately $265,000 and $255,000, respectively. For the second quarters of 1998 and 1997, consolidated investment income was approximately $135,000 and $128,000 respec- tively.

Income from third-party administrative services was approximately $199,000 and $154,000 for the first six months of 1998 and 1997, respectively. For the second quarter of 1998, such income was approximately $104,000 as compared to approximately $79,000 for the comparable 1997 period. These increases were attributable to additional business serviced under Arista's existing third-party administration agreements.

Arista's gross commissions incurred as a percentage of gross premiums earned were 19.8% and 18.9% for the first six months of 1998 and 1997, respectively. In addition, the ratios of gross commissions incurred to gross premiums earned during the second quarters of 1998 and 1997 were 20.4% and 20.1%, respectively. The principal reason for these minor changes was an increase in the number of smaller risks in force, generating an increase in the level of top-of-scale commissions.

                             ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                   (continued)

The consolidated general and administrative expenses for the first six months of 1998 and 1997 were approximately $2.3 million and $2.7 million, respectively. Of this $409,000 decrease, $190,000 was attributable to a reduction in professional fees and $83,000 to a reduction in employee salaries and benefits due to terminations. For the second quarter, consolidated general and administrative expenses were approximately $1,120,000 at June 30, 1998 and approximately $1,409,000 at June 30, 1997. Reductions in professional fees and in employee salaries and benefits also contributed to this quarterly decrease.

LIQUIDITY AND CAPITAL RESOURCES

Retained earnings increased from $1,035,985 at December 31, 1997 to $1,102,222 at June 30, 1998 as a result of the Company's net income.

Management believes that Arista's statutory capital and surplus of approximately $7.0 million at June 30, 1998 is sufficient to support its existing level of annualized premiums.

Management does not believe that the year 2000 issue, which has received wide-spread publicity, will have a material impact on the Company.

                             ARISTA INVESTORS CORP.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Nothing to report.

Item 2. Changes in Securities

        Nothing to report.

Item 3. Defaults Upon Senior Securities

        Nothing to report

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

                          ARISTA  INVESTORS CORP. (Registrant)
                          ------------------------------------



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

July 30, 1998