Form 10-Q
period 1998-09-30
ARISTA INVESTORS CORP
filed 1998-11-23
CIK 799902

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


    (Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

                                       OR

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from ______________ to __________


                          Commission File No. 2-8381-NY


                             ARISTA INVESTORS CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                  13-2957684
-------------------------------               --------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

   116 John Street, New York, N.Y.                     10038
----------------------------------------      --------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (212)964-2150

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No

The aggregate number of Registrant's outstanding shares on November 20, 1998 was 2,570,100 shares of Class A Common Stock, $0.01 par value (excluding 10,000 shares of treasury stock) and 47,400 shares of Class B Common Stock, $0.01 par value.

                             ARISTA INVESTORS CORP.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                            Page
                                                                                         ----
    Item 1. Financial Statements:

            Consolidated Balance Sheets at September 30,
              1998 (Unaudited) and December 31, 1997                                       3

            Consolidated Statements of Operation
              (Unaudited) for the nine months ended
              September 30, 1998 and 1997                                                  5

            Consolidated Statements of Changes in Stockholders' Equity for
              the nine months ended September 30, 1998 (Unaudited) and the year
               ended December 31, 1997                                                     6

            Consolidated Statements of Cash Flows
              (Unaudited for the nine months ended
              September 30, 1998 and 1997                                                  7

            Notes to Financial Statements                                                  8


    Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operattions                              11


PART II. OTHER INFORMATION

    Item 1 through Item 6                                                                 14

    Signatures                                                                            16


                   ARISTA INVESTORS CORP.

                CONSOLIDATED BALANCE SHEETS


                                                                                    September 30,           December 31,
                                                                                        1998                    1997
                                                                                    -------------           ------------
                                                                                    (unaudited)
                                  ASSETS


Investments:
  Held-to-maturity securities:
    Bonds and long-term U. S. Treasury
      obligations at amortized cost (market
      value $2,747,893 at September 30, 1998 and
      $2,632,904 at December 31, 1997)                                               $2,621,165               $2,630,453

  Available-for-sale securities:
    Redeemable preferred stocks, at market value
      (amortized cost of $31,524 at September 30,
      1998 and December 31, 1997)                                                         7,104                    9,250

  Trading securities, at market value (cost of $279
    at September 30, 1998 and December 31, 1997)                                            366                       85
                                                                                    -------------           ------------
                            Total investments                                         2,628,635                2,639,788

Cash and equivalents                                                                  8,276,388                8,296,943
Premiums receivable                                                                           0                2,978,600
Deferred policy acquisition costs, net                                                        0                  484,398
Receivables from related parties                                                        562,394                  443,182
Furniture and equipment, at cost, net of
  accumulated depreciation of $819,709 at September
  30, 1998 and $783,799 at December 31, 1997                                             87,752                  113,663
Deferred income taxes, net                                                              979,486                  710,050
Receivables from third party administration                                             940,620                  192,500
Receivables from reinsurer                                                            1,461,360                        0
Other assets                                                                            881,999                1,174,072
                                                                                    -------------           ------------
    Total assets                                                                    $15,818,634              $17,033,196
                                                                                    -------------           ------------
                                                                                    -------------           ------------


                                   (Continued)

                       ARISTA INVESTORS CORP.

                    CONSOLIDATED BALANCE SHEETS
                            (Continued)


                                                                                    September 30,           December 31,
                                                                                        1998                    1997
                                                                                    -------------           ------------
                                                                                     (unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
   Payable to reinsurer                                                           $           0           $       158,721
   Claims liabilities                                                                         0                3,391,950
   Unearned premiums                                                                          0                1,464,800
   Commissions and fees payable                                                         226,117                  729,912
   Accounts payable and accrued expenses                                              3,866,565                1,627,187
   Income taxes payable, net                                                          1,248,944                  277,771
   Surplus note payable, net                                                          2,891,250                2,880,000
                                                                                    -------------           ------------
              Total liabilities                                                       8,232,876               10,530,341
                                                                                    -------------           ------------
Commitments and contingencies: (Note 2)

Stockholders' equity:
   Class A common stock, $.01 par value;
     9,950,000 shares authorized; 2,580,100
     shares issued                                                                       25,801                   25,801
   Class B convertible common stock, $.01 par
     value; 50,000 shares authorized, 47,400
     shares issued and outstanding                                                          474                      474
   Additional paid-in capital                                                         5,839,609                5,839,609
   Paid-in capital attributed to detachable warrant                                     150,000                  150,000
   Retained earnings                                                                  2,121,099                1,035,985
   Accumulated comprehensive income (loss):
     Net unrealized investment loss (Note 4)                                            (24,485)                 (22,274)
                                                                                    -------------           ------------
                                                                                      8,112,498                7,029,595
   Secured promissory note from shareholder                                            (500,000)                (500,000)
   Cost of 10,000 shares Class A common stock
     held in treasury                                                                   (26,740)                 (26,740)
                                                                                    -------------           ------------
    Total stockholders' equity                                                        7,585,758                6,502,855
                                                                                    -------------           ------------

    Total liabilities and stockholders' equity                                  $    15,818,634          $    17,033,196
                                                                                    -------------           ------------
                                                                                    -------------           ------------


The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                        Three months ended            Nine months ended
                                                           September 30,                September 30,
                                                   -------------------------     -------------------------
                                                       1998           1997          1998           1997
                                                   ----------      ---------     ----------      ---------
Revenue from continuing operations:
   Third-party administrative services               837,198         93,920      1,035,988        248,091
   Net realized and unrealized investment
     gains (losses)                                      (14)           225            346         (2,519)
   Net investment income                             139,119        124,834        403,626        379,849
   Other income                                        4,609          6,852         21,323          4,900
                                                   ----------      ---------     ----------      ---------
          Total revenue                              980,912        225,831      1,461,283        630,321

General and administrative expenses                1,041,890        270,000      1,041,890        810,000
                                                   ----------      ---------     ----------      ---------

Income (loss) before income taxes                    (60,978)       (44,169)       419,393       (179,679)
Income tax provision (benefit)                       (23,781)       (17,225)       163,563        (70,075)
                                                   ----------      ---------     ----------      ---------
Income (loss) from continuing operations             (37,197)       (26,944)       255,830       (109,604)
                                                   ----------      ---------     ----------      ---------
Discontinued operations:
  Income (loss) from discontinued operations,
    net of tax (Note 7)                              166,387        (39,371)        (8,887)       243,864
  Gain on disposal of discontinued operations,
    net of tax of $530,719                           838,171           --          838,171           --
                                                   ----------      ---------     ----------      ---------
Income (loss) from discontinued operations         1,004,558        (39,371)       847,058        243,864
                                                   ----------      ---------     ----------      ---------
Net income (loss)                                $   967,361    $   (66,315)   $ 1,085,114    $   134,260
                                                   ----------      ---------     ----------      ---------
                                                   ----------      ---------     ----------      ---------
Net income (loss) per common share:
  Continuing operations                          $     (0.01)   $     (0.01)   $      0.10    $     (0.04)
  Discontinued operations                               0.38          (0.02)          0.31           0.09
                                                   ----------      ---------     ----------      ---------
                                                 $      0.37    $     (0.03)   $      0.41    $      0.05
                                                   ----------      ---------     ----------      ---------
                                                   ----------      ---------     ----------      ---------

Weighted average number of common shares
  outstanding                                      2,617,500      2,617,500      2,617,500      2,617,500
                                                   ----------      ---------     ----------      ---------
                                                   ----------      ---------     ----------      ---------


   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

         Nine months ended September 30, 1998 (unaudited) and year ended
                                December 31, 1997


                                                                    Common Stock
                                            --------------------------------------------------------------
                                                     Class A                  Convertible Class B
                                            ------------------------    ----------------------------------
                                                                                                               Paid-in
                                                                                                                capital
                                                                                                              attributed
                                              Number         Par         Number       Par       Additional        to
                                                of          value          of        value       paid-in      detachable
                                              Shares        $.01         Shares      $.01        capital       warrants
                                            ----------  ------------    --------  -----------  -----------  -------------
Balance - January 1, 1997                   2,580,100   $   25,801       47,400   $      474   $5,839,609   $  150,000
  Net income                                     --           --           --           --           --           --
  Net investment gain                            --           --           --           --           --           --
                                            ----------  ------------    --------  -----------  -----------  -------------
Balance - December 31, 1997                 2,580,100   $   25,801       47,400   $      474   $5,839,609   $  150,000
  Net income (unaudited)                         --           --           --           --           --           --
  Net investment loss (unaudited)                --           --           --           --           --           --
                                            ----------  ------------    --------  -----------  -----------  -------------
Balance - September 30, 1998 (unaudited)    2,580,100   $   25,801       47,400   $      474   $5,839,609   $  150,000
                                            ----------  ------------    --------  -----------  -----------  -------------
                                            ----------  ------------    --------  -----------  -----------  -------------



                                                           Accumulated                      Class A
                                                              other         Secured         common
                                                             compre-      promissory        stock
                                              Retained       hensive         note          held in
                                              earnings       income       receivable       treasury       Total
                                           ------------  ------------   -------------   ------------  ------------
Balance - January 1, 1997                  $   935,665   $  ( 27,229)   $ ( 500,000)   $ (  26,740)   $ 6,397,580
  Net income                                   100,320          --             --             --          100,320
  Net investment gain                             --           4,955           --             --            4,955
                                           ------------  ------------   -------------   ------------  ------------
Balance - December 31, 1997                  1,035,985       (22,274)      (500,000)       (26,740)     6,502,855
  Net income (unaudited)                     1,085,114          --             --             --        1,085,114
  Net investment loss (unaudited)                 --          (2,211)          --             --           (2,211)
                                           ------------  ------------   -------------   ------------  ------------
Balance - September 30, 1998 (unaudited)   $ 2,121,099   $ (  24,485)   $  (500,000)   $ (  26,740)   $ 7,585,758
                                           ------------  ------------   -------------   ------------  ------------
                                           ------------  ------------   -------------   ------------  ------------


   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 1998 and 1997
                                   (Unaudited)

                                                                                     1998           1997
                                                                                 -----------    -----------
Cash flows from operating activities:
  Net income                                                                     $ 1,085,114    $   134,260
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation                                                                    35,910         42,992
      Discount on surplus note                                                        11,250         11,250
      Amortization of deferred acquisition costs                                     484,398        224,545
      Loss on sale of investments                                                       --            2,625
      Deferred income taxes/(benefit)                                             (1,257,257)       109,946
      (Increase) decrease in operating assets:
        Premiums receivable                                                        2,978,600        504,700
        Receivables from officers and directors                                     (119,212)      (122,079)
        Prepaid and refundable income taxes                                          710,050        193,010
        Receivables from third party administration                                 (748,120)        19,280
        Receivables from reinsurer                                                (1,461,360)          --
        Other assets                                                                 292,073        162,581
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                                      2,239,378        349,364
        Payable to reinsurer                                                        (158,721)        (4,146)
        Net claims liabilities                                                    (3,391,950)      (651,300)
        Net unearned premiums                                                     (1,464,800)        82,920
        Commissions and fees payable                                                (503,795)        71,186
        Income taxes payable, net                                                  1,248,944           --
                                                                                 -----------    -----------
             Net cash provided by (used in) operating activities                     (19,498)     1,131,134
                                                                                 -----------    -----------
Cash flows from investing activities:
  Capital expenditures                                                                (9,999)       (32,717)
  Proceeds from sale of investments                                                    8,942        112,990
  Purchases of investments                                                              --             (279)
                                                                                 -----------    -----------
             Net cash used in investing activities                                    (1,057)        79,994
                                                                                 -----------    -----------
               Increase in cash and equivalents                                      (20,555)     1,211,128
Cash and equivalents:
  Beginning of period                                                              8,296,943      7,076,659
                                                                                 -----------    -----------
  End of period                                                                  $ 8,276,388    $ 8,287,787
                                                                                 -----------    -----------
                                                                                 -----------    -----------
Supplemental cash flow disclosure:
  Cash paid during the period for income taxes                                   $   299,195    $   295,931
                                                                                 -----------    -----------
                                                                                 -----------    -----------
Supplemental investing and financing disclosure:
  Proceeds from sale of insurance business                                       ($3,421,486)          --
  Premiums receivable sold                                                        (3,249,000)          --
  Net claim liabilities                                                            2,400,000           --
  Net unearned premiums                                                            1,328,491           --
  Payable to reinsurer                                                             1,480,635           --
                                                                                 -----------    -----------
                                                                                  (1,461,360)          --
                                                                                 -----------    -----------
                                                                                 -----------    -----------



   The accompanying notes are an integral part of these financial statements.

                           ARISTA INVESTORS CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1998 and 1997
                                   (Unaudited)

Note 1 - Basis of presentation

The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles ("GAAP"). Certain information normally included in annual financial statements prepared in accordance with GAAP has been condensed or omittted pursuant to the rules and regulations of the Securties and Exchange Commission. GAAP differs from statutory accounting principles ("SAP") used by insurance companies in reporting to state regulatory agencies. In the opinion of the management of Arista Investors Corp. (the "Company" or the "Registrant"), all adjustments (consisting of normal recurring accruals only) have been reflected for a fair presentation of the unaudited financial position as of September 30, 1998 and results of operations for the nine-month and three-month periods ended September 30, 1998 and 1997. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.

Note 2 - Reinsurance

From October 1, 1995 to December 31, 1997, Arista Insurance Company ("Arista") had an agreement with The Cologne Life Reinsurance Company whereby Arista ceded, by way of reinsurance, a 50% quota share participation in Arista's statutory, super statutory and voluntary disability benefits insurance (collectively, the "Insurance"), both for business in force as of October 1, 1995 and for new business written or acquired after October 1, 1995.

From January 1, 1998 to June 30, 1998 Arista had a Quota Share Reinsurance Treaty with The Guardian Life Insurance Company of America ("The Guardian"), pursuant to which Arista ceded by way of reinsurance, a 50% participation in the Insurance, both for business in force as of January 1, 1998 and for business written or acquired after January 1, 1998.

Effective as of July 1, 1998, the Company and Arista entered into an Assumption Reinsurance Agreement (the "Agreement") with The Guardian. Pursuant to this Agreement, the Company agreed to cede to The Guardian all of Arista's liabilities under each and every policy of the Insurance that had been underwritten by Arista. Arista discontinued sales of the Insurance, effective November 11, 1998.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1998 and 1997
                                   (unaudited)


Note 3 - Related parties

At September 30, 1998 and December 31, 1997, Bernard Kooper, Chairman of the Boards of Directors of the Company and Arista and a Director of The Collection Group, Inc., beneficially owned 20.4% and 100% of the outstanding shares of Class A and Class B Common Stock, respectively. Mr. Kooper is also the owner of Bernard Kooper Life Agency, Inc. (the "Agency"), one of the general agents of Arista. The Agency received approximately $156,000 and $169,000 in commissions from Arista during the nine months ended September 30, 1998 and 1997, respectively. Of this amount, the Agency paid approximately $113,000 and $116,000 during both the nine months ended September 30, 1998 and 1997, respectively, to brokers, which included certain members of the Board of Directors of the Company and Arista. The amount paid to members of the Board of Directors of the Company and/or Arista by the Agency was approximately $15,000 and $13,000 for the nine months ended September 30, 1998 and 1997, respectively. The commissions paid to the Agency in the third quarter were reimbursed by The Guardian under the Agreement.


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

SFAS No. 130 did not have a material effect on the Company's financial position or results of operations for the nine-month periods ended September 30, 1998 and September 30, 1997.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1998 and 1997
                                   (Unaudited)


Note 5 - Segment Information


                                                         Adminis-
                                                         trative
                                           Insurance     Service
                                            Segment      Segment        Total
                                         ------------  ------------  -----------
             1998
Revenues from outside customers ......   $ 9,792,264   $ 1,035,988   $10,828,252
Major customers ......................   $      --     $      --     $      --
Profit and loss ......................   $   829,284   $   255,830   $ 1,085,114

             1997
Revenues from outside customers ......   $16,471,370   $   248,091   $16,719,461
Major customers ......................   $ 1,449,999   $         _   $ 1,449,999
Profit and loss ......................   $   243,864   $ (109,604)   $   134,260


Note 6 - Third Party Administration

The Company concurrently entered into an Administrative Services Agreement ("TPA Agreement"), to be effective July 1, 1998, with The Guardian. As a third party administrator, the Company performed administrative and other services relating to the Insurance as well as other such insurance policies previously underwritten by The Guardian. The Company earned a service fee based on both fixed and variable percentages of paid premiums earned by The Guardian.

Arista has previously entered into administrative service agreements with The United States Life Insurance Company in the City of New York and Hartford Life and Accident Insurance Company for which it received fees based upon premiums earned.

Note 7 - Discontinued Operations

In November 1998, the Company completed the sale of its insurance business, previously conducted by its wholly-owned subsidiary, Arista, to The Guardian for cash plus the assumption of related assets and liabilities. The sale resulted in a net gain of $835,023, net of taxes of $533,867. The net assets of the discontinued operations at September 30, 1998 have been segregated in the consolidated balance sheet. Summary of operating results of the discontinued operations, excluding the gain on disposal, are as follows:

                          ARISTA INVESTORS CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         September 30, 1998 and 1997
                                (Unaudited)


Note 6 (continued)


                                                                  Three months ended                        Nine months ended
                                                                     September 30,                            September 30,
                                                            -----------------------------            -----------------------------
                                                              1998                1997                  1998               1997
                                                            -----------------------------            -----------------------------
Revenue:
   Gross premiums earned                                    $281,000           $5,475,359            $9,792,264        $16,471,370
   Ceded premiums earned                                           0            2,737,680             4,630,632          8,235,685
                                                            --------           ----------            ----------        -----------
          Net premiums earned                                281,000            2,737,679             5,161,632          8,235,685
                                                            --------           ----------            ----------        -----------
Expenses:
   Underwriting:
    Gross claims incurred                                   (141,424)           3,485,032             4,839,236          9,424,406
    Ceded claims incurred                                   (128,166)           1,742,516             2,362,164          4,712,203
                                                            --------           ----------            ----------        -----------
          Net claims incurred                                (13,258)           1,742,516             2,477,072          4,712,203
                                                            --------           ----------            ----------        -----------
    Gross commissions incurred                                77,844              979,502             1,965,300          3,056,620
    Ceded commissions incurred                                56,351              906,190             1,538,787          3,255,823
                                                            --------           ----------            ----------        -----------
          Net commissions incurred (earned)                   21,493               73,312               426,513           (199,203)
                                                            --------           ----------            ----------        -----------
          Total underwriting expenses                          8,235            1,815,828             2,903,585          4,513,000
   General and administrative expenses                             0              900,297             2,272,616          3,042,146
                                                            --------           ----------            ----------        -----------
          Total expenses                                       8,235            2,716,125             5,176,201          7,555,146
                                                            --------           ----------            ----------        -----------
Profit (loss) from discontinued operations,
  before tax                                                 272,765               21,554               (14,569)           680,539
Tax provision (benefit)                                      106,378               60,925                (5,682)           436,675
                                                            --------           ----------            ----------        -----------
Net income (loss) from discontinued operations,
  net of tax                                                $166,387             ($39,371)              ($8,887)          $243,864
                                                            --------           ----------            ----------        -----------
                                                            --------           ----------            ----------        -----------


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


Results of Operations


Nine-Month And Three-Month Periods Ended September 30, 1998 VS.
September 30,1997(unaudited)

The Company's after tax income for the first nine months of 1998 was approximately $1,085,000, of which approximately $256,000 was net income from continuing operations and approximately $847,000 was net income from discontinued operations. The net income from discontinued operations included a loss from discontinued operations of approximately $9,000 and a gain on disposal of discontinued operations of approximately $847,000. The Company's after tax income for the third quarter ended September 30, 1998 was approximately $967,000. In comparison, for the first nine months of 1997, the Company's net income after taxes was approximately $134,000; comprised of a net loss from continuing operations of approximately $110,000 and net income from discontinued operations of approximately $244,000. For the third quarter ended September 30, 1997, the Company had a net loss of approximately $66,000.

The consolidated revenue from third-party administrative services was approximately $1,036,000 and $248,000 for the first nine months of 1998 and 1997, respectively. The principal reasons for this increase were (a) the additional fees earned by the Company based upon performance by the Company and results achieved by The Guardian on the paid premiums earned from The Guardian's existing book of business and (b) the fees earned by the Company on the additional business serviced under The Guardian's Assumption Reinsurance Agreement (Note 2).

                             ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Consolidated investment income for the first nine months of 1998 and 1997 was approximately $404,000 and $380,000, respectively. For the third quarters of 1998 and 1997, consolidated investment income was approximately $139,000 and $125,000, respectively.

Consolidated other income was approximately $21,000 and $5,000 for the nine months ended September 30, 1998 and 1997, respectively.

The consolidated general and administrative expenses for the continued operations for the first nine months of 1998 and 1997 were approximately $1,042,000 and $810,000, respectively. The consolidated general and administrative expenses were approximately $1,042,000 and $270,000 for the quarters ended September 30, 1998 and 1997, respectively. The amounts reported for the quarter ended September 30, 1998 represented the actual expenses incurred in connection with the operation of the Company solely as a third party administrator; such expenses incurred in the third quarter ended September 30, 1997 were mainly attributable to the sale and underwriting of the Insurance.

The consolidated loss of approximately $9,000 from discontinued operations for the nine months ended September 30, 1998 was due to the costs incurred in winding down the insurance business. For the nine months ended September 30, 1997, the net income from discontinued operations of approximately $244,000 reflected the continual sale and underwriting of the Insurance and an incurred loss ratio of 57.2%.

For 1998's third quarter and first nine months, the net gain on disposal of discontinued operations of approximately $838,000 represents the net funds received from the cession of the Insurance business pursuant to the Agreement with The Guardian.

Liquidity and Capital Resources

Retained earnings increased from $1,035,985 at December 31, 1997 to $2,121,099 at September 30, 1998 as a result of the Company's net income. The Company's net income for the third quarter of 1998 included a net gain on disposal of discontinued operations of $838,171.

Management does not believe that the year 2000 data-processing issue, which has received wide-spread publicity in the industry, will have a material impact on the Company.
                                      -13-

                             ARISTA INVESTORS CORP.


                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        Nothing to report.

Item 2. Changes in Securities

        Nothing to report

Item 3. Defaults Upon Senior Securities

        Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders

On October 19, 1998, the Company held a special meeting of stockholders (the "Special Meeting"). As of the record date the for Special Meeting, there were 2,570,100 shares of Class A Common Stock outstanding and 47,400 shares of Class B Common Stock outstanding.

At the Special Meeting, the Company's Class A Common Stockholders and the Class B Common Stockholder approved the sale of substantially all of the Company's assets pursuant to an Assumption Reinsurance Agreement (the "Proposal") by and among Arista Insurance Company, the Company and The Guardian Life Insurance Company of America ("The Guardian").

The Class A Stockholder votes for the Proposal was as follows:

                For:    1,904,440
                Against:   15,540
                Abstain:        0

The Class B Stockholder votes for the Proposal was as follows:

                For:       47,400
                Against:        0
                Abstain:        0

                             ARISTA INVESTORS CORP.


                           PART II. OTHER INFORMATION
                                   (continued)



Item 5. Other Information

On November 12, 1998, the Company, together with Arista, consummated the sale of Arista's book of New York State statutory, super statutory and voluntary disability benefits insurance business to The Guardian. The Company will file a Form 8-K under separate cover.


Item 6. Exhibits and Reports on Form 8-K

        a. Exhibit 27 - Financial Data Schedule

        b. Reports on Form 8-K: none

        c. Exhibit 10.43: Employment Agreement between Stanley Mandel and the Company

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          ARISTA  INVESTORS CORP. (Registrant)



                          BY: /S/ BERNARD KOOPER
                             ---------------------------------
                             BERNARD KOOPER, President and
                             Chairman of the Board (principal
                             executive officer)





                          BY: /S/ SUSAN J. HALL
                             ---------------------------------
                             SUSAN J. HALL, Senior Vice President
                             and Treasurer (principal  financial
                             and accounting officer)





November 20, 1998