Form 10-K405
period 1998-12-31
ARISTA INVESTORS CORP
filed 1999-04-15
CIK 799902

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-K

(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ............December 31, 1998

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

                         Commission File Number 0-16520

                             ARISTA INVESTORS CORP.
                             ----------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                         13-2957684
-------------------------------                       --------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

  116 John Street, New York, New York                        10038
---------------------------------------               --------------------------
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

                        Yes: |X|        No: |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the voting stock (Class A Common Stock, par value $ .01 per share) held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price, as of March 31, 1999 was $5,088,734.

      The aggregate number of registrant's outstanding shares on March 31, 1999, was 2,570,100 shares of Class A Common Stock, $0.01 par value (excluding 10,000 shares of treasury stock), and 47,400 shares of Class B Common Stock, $0.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III - Portions of Registrant's Proxy Statement relating to the 1999 Annual Meeting of Stockholders.

Part IV - Portions of previously filed reports and registration statements.

                                     PART I

ITEM 1. BUSINESS.

General

      Arista Investors Corp. (the "Registrant") through its wholly-owned subsidiary, Arista Insurance Company ("Arista"), a New York corporation (Registrant and Arista are sometimes hereinafter individually or collectively referred to as the "Company"), was engaged in the sale and underwriting of statutory, super statutory and voluntary disability benefits insurance (collectively, the "Insurance") in the State of New York from 1979 to June 30, 1998. Since July 1, 1998, the Registrant has been engaged as a third party administrator. The Registrant is a Delaware corporation incorporated on August 19, 1986, which succeeded to the business of its predecessor, Arista Investors Corp., a New York corporation organized in 1978. The Company's principal executive offices are located at 116 John Street, New York, New York 10038. Its telephone number is (212) 964-2150.

      Arista was licensed to write accident and health insurance by the Department in October 1979, and sold and underwrote the Insurance through June 30, 1998. During the year ended December 31, 1993, Arista amended its charter and became licensed to write a line of property and casualty insurance in New York as well. To date, Arista has not written any property and casualty insurance business. Such licenses may continue in perpetuity unless suspended or terminated by an act of the regulator.

      The following table sets forth the third party administrative service fees, together with the consolidated investment income and realized investment gains (losses) for each of the three years of the period ended December 31, 1998.

                                             1996          1997          1998
                                             ----          ----          ----
Third party administrative services       $  200,664    $  351,346    $1,493,153
                                          ==========    ==========    ==========
Investment income                         $  440,540    $  513,913    $  543,856
                                          ==========    ==========    ==========
Realized investment gains (losses)        $     (208)   $   (2,519)   $       --
                                          ==========    ==========    ==========

Recent Developments

Cession of Insurance; Commencement of Third Party Administration

      The Agreements. The Company entered into an Assumption Reinsurance Agreement, dated September 23, 1998 (the "Treaty"), with The Guardian Life Insurance Company of America, a New York mutual life insurance company ("The Guardian"), and the Registrant entered into an Administrative Services Agreement, also dated September 23, 1998 (the "TPA Agreement"), with The Guardian. The transactions contemplated by the Treaty and TPA Agreement were consummated on November 12, 1998 (the "Closing Date") and deemed effective as of July 1, 1998 (the "Effective Date"). Also, the quota share reinsurance treaty between Arista and The Guardian, effective as of January 1, 1998 (the "Quota Share Reinsurance Treaty"), whereby Arista ceded a 50% participation in the

Insurance by way of reinsurance, both for business in force as of January 1, 1998 and for business written or acquired after January 1, 1998 was terminated. See "-The Treaty; Cession of Insurance Business", "-TPA Agreement; Third Party Administration Business" and "-Reinsurance Treaty" and "-Reinsurance Ceded."

      The Treaty; Cession of Insurance Business. Pursuant to the Treaty, the Company ceded to The Guardian all of Arista's liabilities under each and every policy of the Insurance underwritten by Arista, excluding any liabilities arising from (i) acts, errors or omissions of Arista, its directors, officers, employees or agents prior to the Closing Date, (ii) any bad faith, willful misconduct, fraud or gross negligence of Arista prior to the Closing Date or
(iii) any act, error or omission by Arista, its directors, officers, employees or agents under the TPA Agreement. The assumption reinsurance provided by The Guardian under the Treaty is subject to the same limitations, terms and conditions as the Insurance. As of the Closing Date under the Treaty, Arista discontinued all sales of the Insurance.

      The cession of the Insurance to The Guardian was deemed to have taken place as of the Effective Date. Pursuant to the Treaty, Arista was required to present to The Guardian on the Closing Date all new policies, if any, which Arista had issued between the Effective Date and the Closing Date for acceptance by The Guardian pursuant to the Treaty. Any new policies not accepted by The Guardian were canceled in accordance with the requirements of the Workers' Compensation Law. On the Closing Date, Arista presented to The Guardian 25,092 policies, of which approximately 99.7% of the policyholders accepted The Guardian assumption.

      Pursuant to the Treaty, The Guardian did not assume any liabilities other than the express obligations set forth in the Insurance or any costs or liabilities arising as a result of any inaccuracies or inconsistencies in the Insurance. Between the Effective Date and the Closing Date, Arista was obligated to continue its operations in accordance with prior practices and in conformity with prevailing industry standards and customs. The Guardian was responsible for the handling of, and all costs and expenses, including legal fees, relating to litigation or other claims under the Insurance, but excluding liabilities arising out of or relating to actions for declaratory judgments initiated within 120 days of the Closing Date. As of such date, management was not aware of any such liabilities, known, pending or threatened.

      As of June 30, 1998 and the fiscal year ended December 31, 1998, the Insurance encompassed some 229,000 and 337,000 covered lives, respectively, and approximately 23,000 and 24,000 policyholders, respectively. See "-TPA Agreement; Third Party Administration Business."

      The Registrant accounted for the cession of the Insurance and the assumption of specified assets and liabilities as a purchase by The Guardian. Under this method, the Registrant recognized in earnings the net gain on disposal of a segment of its business representing the excess of (i) the cession allowance of 18% of the last twelve months adjusted earned premium, plus the proceeds from the assumption of the due premium receivables at the Effective Date by The Guardian over (ii) all unpaid claim reserves, unearned premium reserves, plus claim expense reserves and GAAP assessment reserves assumed by The Guardian, and the cost of disposal. The Registrant surrendered control over all assets and liabilities transferred to The Guardian, and retained no beneficial interest. See Financial Statements and Notes thereto.

      After the closing of the cession of the Insurance to The Guardian, the Registrant retained Arista's insurance company license and charter, consolidated cash and cash equivalents and other assets in excess of $2 million and an ongoing TPA operation. See "-TPA Agreement; Third Party Administration Business."

      Purchase Price and Assumption of Liabilities. In exchange for the cession of the Insurance, The Guardian paid Arista a cession allowance in an amount, in cash, based on the premiums, as adjusted, earned by Arista for the 12 month period through the Effective Date. Such premiums were accounted for by utilizing the actual earned premium for the most recent 12 month period prior to the Effective Date. The cession allowance was 18% of the adjusted earned premium. See Financial Statements and Notes thereto.

      After the closing of the cession of the Insurance to The Guardian, The Guardian mailed an Assumption Certificate ("Certificate") to each policyholder's last known address, which certificate reflected the assumption by The Guardian of all risks, duties and obligations associated with the Insurance. The Treaty and the Certificate met all of the requirements of the Department (the "Department") and was approved by the Superintendent of Insurance of the State of New York prior to consummation of the cession of the Insurance. On the Closing Date, Arista presented to The Guardian 25,092 policies, of which 25,010 policyholders accepted The Guardian assumption, and 82 rejected The Guardian assumption.

      Under the Treaty, the Company made various representations and warranties with respect to the Insurance as well as its other assets, liabilities and activities. These representations and warranties related to, among other things, Arista's good standing, due incorporation, compliance with applicable laws and the reserves held by Arista in support of the Insurance. Arista and the Registrant have agreed to indemnify The Guardian for all liabilities arising from any breach by Arista of any covenants or failure to perform any obligations contained in the Treaty, which indemnity provision will survive for two years following the termination of the Treaty.

      TPA Agreement; Third Party Administration Business. The Registrant is licensed by the Department as an independent accident and health adjuster (the "License"), and on the date that the cession of the Insurance was consummated, the Registrant commenced servicing the Insurance pursuant to the TPA Agreement. The License may continue in perpetuity unless otherwise suspended or terminated by an act of the regulator. In March 1998, the Registrant paid a fee of $100 for the License required for its existing sublicensee. The Company is proceeding to have additional employees licensed.

      As a third party administrator under the TPA Agreement, the Registrant performs various services relating to the Insurance underwritten by The Guardian, including, but not limited to, pricing of risk, underwriting new and renewal business, investigation, calculation and payment of claims, preparation and transmission of bills, preparation of policy kits and forms, preparations of commission statements, maintenance of records, responding to inquiries from policyholders and providing updates on regulatory changes. Pursuant to the TPA Agreement, the Registrant receives a fee based upon the premiums earned by The Guardian plus additional fees based upon performance by the Registrant and results achieved by The Guardian. The TPA Agreement sets three pricing parameters: (i) a basic fee of 7% of earned premium for all required functions, (ii) adjustments to the basic fee of +/-1% of the earned premium pursuant to a semi-annual audit performed by The Guardian to determine whether the performance criteria under the TPA Agreement have been complied with, and (iii) a limited contingency payment to be paid annually based upon the developed incurred loss ratio. The TPA Agreement is effective for a period of five years, subject to earlier termination by The Guardian under certain circumstances as described below.

      Pursuant to the TPA Agreement, The Guardian has the right to terminate the TPA Agreement during the full term of the TPA Agreement upon 60 days prior written notice to the Registrant upon the occurrence of any of the following events (each an "Event of Default"): (i) breach of the TPA Agreement by the Registrant which is not cured within 30 days or which may cause or has caused the revocation of The Guardian's license to do an insurance business in any jurisdiction, (ii) the commencement of a voluntary or involuntary reorganization, liquidation or receivership of the Registrant, (iii) an order entered by a court of competent jurisdiction affecting more than 50% of the Registrant's property under conservatorship, liquidation, insolvency or similar laws, (iv) the failure of Stanley S. Mandel, the Registrant's President, to maintain control of the day-to-day operations of the Registrant at any time during the first five years following the Effective Date (other than by reason of Mr. Mandel's death or disability, in which case a replacement acceptable to The Guardian may be appointed), (v) the Registrant permits any other person to gain operational control of its administrative servicing business or agrees to any arrangement which would end the existence of such business, without giving The Guardian a right of first refusal to purchase such business or (vi) the Registrant fails to maintain a minimum stockholders' equity on its balance sheet of not less than 3.5% of the gross premiums earned on the contracts administered pursuant to the TPA Agreement in the prior calendar year, and such failure continues without being cured for 10 days after receiving notice of such failure from The Guardian. Additionally, after the first two years of the initial five year term of the TPA Agreement, The Guardian may terminate the TPA Agreement in the event The Guardian desires to perform the administrative services.

      In performing the services under the TPA Agreement, the Registrant is obligated to use commercially reasonable efforts to keep informed of, and comply with, all applicable laws, rates and regulations and to maintain necessary facilities, equipment and personnel to perform its duties under the TPA Agreement. The Registrant has granted The Guardian the right of first refusal to purchase the Registrant's administrative servicing business in the event the Registrant permits any other person to gain operational control of such business or agrees to any arrangement which would end the existence of such business.

      The Guardian. The Guardian is a New York mutual life insurance company which primarily issues individual life and group insurance coverages through its career agency force and broker network.

The Guardian manages its operations through six profit centers: life insurance, group insurance, disability insurance, equity products, group pensions and reinsurance. The Guardian's major line of business is group accident and health which accounted for more than one-half of consolidated net premiums in 1998.

Customers; Third Party Administration

      Pursuant to the TPA Agreement, the Registrant is obligated to provide third party administrative services for the Insurance to The Guardian. The Guardian represents the Registrant's largest customer of its third party administration business, accounting for more than 90% of such business. The failure of the Registrant to retain The Guardian as a customer by the failure of the Registrant to correct any Event of Default, by The Guardian electing to administer the Insurance and terminate the TPA Agreement as discussed above, or for any other reason, would have a material adverse effect on the Registrant's business and plan of operations. See "-TPA Agreement; Third Party Administration Business" and "-The Guardian."

Competition

      The third party administration business is highly competitive. Competition is primarily based upon range and proficiency of service and fee structure. The Registrant believes that it has few competitors, most of whom service other coverages in addition to the Insurance. The Registrant's competitors vary in size, many of which have longer operating histories, offer a broader range of services other than third party administration of insurance policies and generally have greater financial, marketing and management resources than the Registrant. The Company relies upon the expertise of its employees and executive officers, particularly Stanley S. Mandel, the Company's President. Such employees and executive officer have an average of twenty years experience in the insurance industry and third party administration business. The Registrant and Mr. Mandel entered into an employment agreement effective upon the Closing Date. Pursuant to the employment arrangement, Mr. Mandel is employed for a two-year period, plus up to an additional three years subject to (i) the continuation of the Registrant's third party administration arrangement with The Guardian or (ii) the occurrence of a change-of control Event (as defined therein). The loss of Mr. Mandel would have a material adverse effect upon the Company's business and plan of operations. See "-TPA Agreement; Third Party Administration Business"; "-Marketing" and "-Employees."

Marketing

      The Registrant believes that, particularly with respect to the small and medium-sized businesses on which it focused its marketing efforts, carriers generally rely upon third party administrators to service the insurance underwritten by such carrier. Consequently, the Company considers the insurer to be its customer and stresses prompt and personal service in all phases of underwriting, product delivery and claims processing functions.

Insurance Operations

      Under New York State law, all eligible employees, including full-time and part-time employees in New York State, are required to be provided with disability insurance coverage unless excluded by statute (e.g., government, railroad, maritime or farm workers). Statutory disability benefits insurance presently provides for a payment to totally disabled employees in the amount of 50% of weekly salary to a maximum payment of $170 per week, for a maximum of 26 weeks beginning with the eighth day of disability due to off-the-job accident or sickness. On-the-job accident or sickness is covered by worker's compensation insurance, not statutory disability benefits insurance. Arista charged a premium for the Insurance coverage based upon a rate structure approved by the Department. In order for an insurer to alter its rate structure it must obtain prior written approval from the Department. Under New York law, an employer may require an employee to contribute 1/2 of 1% of covered payroll up to a maximum of $.60 per week towards the premium charge for statutory disability benefits insurance.

      In addition to standard statutory disability benefits insurance coverage, Arista offered certain augmented benefits which included the payment of the disability benefit from the first day of disability as opposed to the eighth day of disability, increased duration of benefits from 26 weeks up to 52 weeks, benefits increased over the maximum of $170 weekly benefit and an additional multiple if related to hospitalization (e.g., 150% of the benefit if an employee is hospitalized). Arista also offered coverage for association groups on a competitive basis. The underwriting of these augmented benefits and specialized coverages did not represent a significant percentage of Arista's earned premiums.

      Pursuant to agreements effective July 1, 1993 and January 1, 1995, Arista acted as a third party administrator for the statutory disability benefits books of business of The Guardian and the United States Life Insurance Company in the City of New York, respectively. The administrative services fees collected by Arista during the years ended December 31, 1996 and 1997 were $234,176 and $312,378, respectively, and $195,379 for the six months ended June 30, 1998.

      During the three-year period ended December 31, 1998, Arista entered into the following arrangements to acquire books of New York State disability insurance:

      Effective April 1, 1996, Arista entered into assumption reinsurance treaties with Greater New York Mutual Insurance Company ("GNYMIC") and with Insurance Company of Greater New York ("ICGNY") which authorized Arista to assume all of GNYMIC's and ICGNY's Insurance and issue assumption certificates to the policyholders then currently insured with GNYMIC and ICGNY.

      For the six month period, ended June 30, 1998 and for the year ended December 31, 1997, no customer accounted for 10% or more of the Company's consolidated gross revenues. For the year ended December 31, 1996, one group, the Federation of Jewish Philanthropies, accounted for approximately 11% of Arista's consolidated revenue. Arista's relationship with the Federation of Jewish Philanthropies was terminated effective February 1, 1998.

      Effective December 29, 1995, Arista issued a $3,000,000 surplus note (the "Surplus Note") to Cologne Life Underwriting Management Company ("CLUMCO"). The Surplus Note provided for interest at the rate of 10.5% per annum, and provided for the principal to be repaid in eight equal installments in years three through ten, together with any accrued interest. These repayments of principal and accrued interest were only to be made out of the free and divisible surplus of Arista, and were subject to the approval of the Superintendent of Insurance of the State of New York. If the principal and interest were not repaid in full at the end of the ten years, the Surplus Note would be renewed annually for additional one-year terms until the balance was repaid. The Surplus Note permitted prepayment subject to the prior approval of the Department. In addition, the Registrant issued a ten year warrant to CLUMCO to purchase up to 150,000 shares of the Company's Class A Common Stock, subject to certain conditions, at an exercise price of $3.50 per share. Effective as of January 1, 1998, in connection with Arista's entering into a new reinsurance arrangement with The Guardian, Arista terminated its reinsurance agreement with Cologne Life Reinsurance Company ("Cologne"). As a result of such termination and the Transaction, the Surplus Note plus accrued interest was repaid on December 18, 1998. In addition, CLUMCO did not exercise the warrant, and such warrant expired in October, 1998. See "-Reinsurance Ceded."

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

Claims

      Gross claims incurred by Arista amounted to $15,288,310 in 1996, $12,212,694 in 1997, and $4,889,920 for the six months ended June 30, 1998.

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

      The Company's estimated-to-actual claims experience was as follows:

Calendar Year              Estimated Loss Ratio                Actual Loss Ratio
-------------              --------------------                -----------------

    1993                      65.5%                               64.9%
    1994                      66.5%                               65.0%
    1995                      62.2%                               61.8%
    1996                      62.4%                               60.6%
    1997                      58.8%                               58.5%

            The estimated loss ratio is calculated for each year based upon an historical estimate of the claims development divided by the premiums earned for a calendar year. It differs from the actual loss ratio which represents the fully developed claims for a calendar year divided by the actual premiums earned for that year.

Reinsurance Ceded

            Arista utilized reinsurance principally to reduce its net liability on insurance business in force through risk sharing. The ceding of insurance does not discharge the original insurer from its primary liability to the policyholder. The ceding company is required to pay losses to the extent the assuming company fails to meet its obligations under the reinsurance agreement. The practice of insurers, however, subject to certain statutory limitations and as permitted by regulatory authorities, is to account for reinsured risks to the extent of reinsurance ceded as though they are not risks for which the original insurer remains liable.

            Effective October 1, 1995, Arista entered into an agreement with Cologne whereby Arista ceded by way of reinsurance a 50% quota share participation in the Insurance, both for business in force as of October 1, 1995 and for new business written or acquired after October 1, 1995. This agreement was canceled by mutual consent of the parties effective as of January 1, 1998.

            Unlike other segments of the accident and health and property and casualty industries, there was no need to facilitate a spread of risk pursuant to any one occurrence as the maximum liability for Arista on any one life could not exceed $4,420. The cost to Arista of obtaining reinsurance had never exceeded approximately 1.2% of its gross premiums received.

            Arista entered into a quota share reinsurance treaty with The Guardian effective as of January 1, 1998 , whereby Arista ceded by way of reinsurance a 50% participation in the Insurance, both for business in force as of January 1, 1998 and for business written or acquired after January 1, 1998. This agreement was subject to cancellation by either party on ninety (90) days prior written notice. The agreement was canceled effective June 30, 1998 as a result of the Transaction.

Reinsurance Assumed

            Effective April 1, 1994 Arista entered into a reinsurance agreement with Allianz Life Insurance Company of North America ("Allianz") wherein Arista assumed Hawaii Temporary Disability Insurance business that was ceded by Allianz since 1994. This agreement was terminated on February 29, 1996.

Reserves

            Insurance companies are required to maintain reserves for unearned premiums, and claim reserves for unpaid losses, unpaid loss adjustment expenses and New York State assessments for this line of business. These claim reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those incurred but not reported. Arista established these claim reserves based upon its prior experience. Gross claims liabilities were $4,351,500 and $3,391,950 at December 31, 1996 and 1997, respectively and
$2,704,200 at June 30, 1998.

            Loss reserves are only estimates of what the insurer expects to pay on claims, based on facts and circumstances then known. Although a degree of variability is inherent in such estimates, management believed that the liabilities for unpaid claims and related adjustment expenses were adequate. The estimates were continually reviewed and adjusted as necessary.

            The following table compares Arista's gross liability for unpaid losses, LAE, and DBL assessments, at the end of each of the last five calendar years compared to the gross amounts actually paid against these reserves for the last five years, excluding 1998, for which the development was not yet completed.

                                            Year Ended December 31,
                               -------------------------------------------------
                                                    ($ ,000)
                                 1994       1995       1996      1997      1998
                               -------    -------    -------   -------   -------

Estimated gross liability for
unpaid losses, LAE reserves
and DBL assessments            $ 4,921    $ 4,526    $ 4,351   $ 3,392   $     0
                               -------    -------    -------   -------   -------

Gross amounts actually paid
      against reserves:
      One year later             4,807      4,561      3,277     2,917
      Two years later               --         --         --        --
      Three years later             --         --         --        --
      Four years later              --         --         --
                               -------    -------    -------   -------   -------

Redundancy (deficiency)            114        (35)     1,074       475         0
                               -------    -------    -------   -------   -------

Cumulative redundancy
      (deficiency)             $  (305)   $  (340)   $   734   $ 1,209   $     0
                               =======    =======    =======   =======   =======

Employees

      As of December 31, 1998, the Company had forty-three (43) employees, four
(4) of whom are part-time. Nine (9) of these employees are executive officers, (two (2) of whom serve part-time), seven (7) provide claims services as examiners, one (1) provides general and administrative services and twenty-six
(26) provide all other services, two (2) of whom works part time. The Company believes its relations with its employees are satisfactory.

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

      The following table contains information concerning the Company's investment portfolio as at December 31, 1998:

                                                                       Amount
                                                                      which is
                                         Cost or                      shown in
                                        amortized       Market       the balance
  Type of Investment                      cost           value          sheet
                                       ----------     ----------     ----------

Investment Securities:
   United States Treasuries            $2,618,068     $2,676,995     $2,618,068
   Equity Securities                       31,803          3,639          3,639
                                       ----------     ----------     ----------
                                       $2,649,871     $2,680,634     $2,621,707
                                       ==========     ==========     ==========

      The following table summarizes the Company's investment results before income taxes for the five years ended December 31, 1998:

                             1994          1995          1996          1997          1998
                             ----          ----          ----          ----          ----
Net investment income      $215,480      $252,134      $440,540      $513,913      $543,856
Net realized investment
  gain (loss)              $ (2,603)     $   (137)     $   (208)     $ (2,519)     $     --
Other comprehensive
   income (loss)           $     --      $     --      $(15,387)     $  4,955      $ (5,698)
Average annual yield on
  total investments(1)         5.54%         5.90%         5.69%         5.83%         6.02%

----------

      (1) Calculated on the mean of total investments on the first day and last day of each quarter.

Regulation

      The State of New York has statutory authorization to enforce its laws and regulations through various administrative orders and enforcement proceedings

      Arista and, under certain circumstances, the Registrant, are subject to regulation by the Department. Such regulation is principally for the benefit and protection of policyholders and not stockholders. Regulation extends to, among other things, the setting of rates to be charged, the granting and revocation of licenses to transact business, the licensing of general agents, the approval of policy forms and the form and content of statutorily mandated financial statements.

      The Company is also regulated under New York State Insurance Law, Article 15, the "Holding Companies" statute. The regulations promulgated under the "Holding Companies" statute require prior regulatory agency approval of changes in control of an insurer and of transactions within the holding company structure. Arista was examined during calendar years 1990-1991 for the three year period ended December 31, 1989. In accordance with applicable regulations promulgated by the Department, a report for the three-year period ended December 31, 1989 was issued. Arista's Board of Directors reviewed and approved the recommendations contained therein, and the report was filed by the Department on December 17, 1992. In 1996, the Department examined Arista for the five-year period ended December 31, 1994 and the examination was completed. A preliminary report was issued on March 31, 1998.

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

      The declaration and payment of dividends by the Registrant is subject to the discretion of its Board of Directors and is dependent upon any dividends the Registrant may receive as the sole shareholder of Arista. Under New York State Insurance Law, Arista may pay dividends only out of its statutory earned surplus. Generally, the maximum amount of dividends that Arista may pay without regulatory approval in any twelve-month period is the lesser of adjusted net investment income or ten percent (10%) of statutory surplus. In 1998 and 1996, Arista's Board of Directors authorized the payment of dividends to the Registrant in the amount of $279,951 and $111,654, respectively. The dividends were paid on July 15, 1998 and April 11, 1996, respectively . No dividends were paid by Arista in 1997.

      On February 1, 1999, the Board of Directors of Arista approved a dividend in the amount of $167,526, based on Arista's statutory earned surplus as of its then last filed quarterly statutory statement at September 30, 1998, to be paid to the Registrant. The dividend was paid to the Registrant on February 2, 1999.

      Arista is not aware of any current proposed changes in either federal or state regulations with respect to the Insurance.

Return of Capital

      An amendment to Arista's Certificate of Incorporation (the "Amendment") was approved and placed on file with the Department as of December 18, 1998, and filed with the Office of the County Clerk on December 31, 1998. The Amendment decreased the Company's capital from $1,950,000 (comprised of 1,300 shares with a par value of $1,500 per share) to $300,000 (comprised of 200 shares with a par value of $1,500 per share). As of February 28, 1999, Arista's paid-in surplus was $153,000. This recapitalization enabled the Board of Directors of Arista to ratify the return of capital in the amount of $2,492,000 to the Registrant. On January 26, 1999, the Department approved Arista's return of $2,492,000 of capital to the Registrant. The transfer was made on January 28, 1999.

Extraordinary Dividend

      In March, 1999, the Department approved an extraordinary cash dividend of $4,000,000 (the "Dividend"), based on their review of Arista's filed December 31, 1998 Annual Statement, on the condition that there has been no event that has significantly impacted upon Arista's last reported surplus as regards policyholders. The Dividend was paid to its parent company on March 31, 1999.

The Collection Group

      The Collection Group, Inc., a wholly-owned subsidiary of the Registrant, commenced operations during July 1991. The Board of Directors of the Company has authorized the dissolution of The Collection Group, Inc.

ITEM 2. PROPERTIES.

      The Registrant's and Arista's principal executive offices are located at 116 John Street, New York, New York 10038. The offices contain approximately 16,100 square feet. On January 9, 1995, effective on or about June 1, 1995, the Company entered into a five year lease for its principal executive office space at an average rent over the term of the lease of approximately $210,000 per year, exclusive of electricity.

      The Company has the option to terminate the lease provided it notifies the landlord ninety days prior to the termination date, and reimburses the landlord for the unamortized portion of the landlord's contribution for leasehold improvements which was approximately $50,000 at December 31, 1998.

      Arista provides certain office services to Bernard Kooper Life Agency, a life and health insurance agency owned by Bernard Kooper, the Chairman of the Board of the Company. The Bernard Kooper Life Agency reimburses Arista for the cost of these services.

ITEM 3. LEGAL PROCEEDINGS.

      Although the Company is involved in some routine litigation incidental to the business of the Company, the Company is not a party to any litigation which it considers will have a material adverse effect on its business or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            On October 19, 1998, the Company held a special meeting of stockholders (the "Special Meeting"). As of the record date for the Special Meeting, there were 2,570,100 shares of Class A Common Stock outstanding and 47,400 shares of Class B Common Stock outstanding.

            At the Special Meeting, the Company's Class A Common Stockholders and the Class B Common Stockholder approved the sale of substantially all of the Company's assets pursuant to the Treaty (the "Proposal") by and among Arista, the Company and The Guardian.

            The Class A Stockholder votes for the Proposal were as follows:

For: 1,904,440
Against: 15,400
Abstain: 0

            The Class B Stockholder votes for the Proposal were as follows:

For: 47,400
Against: 0
Abstain: 0

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

      (a) The Company's Class A Common Stock is traded in the over-the-counter market. Since 1987, the Company's Class A Common Stock has been quoted on the National Association of Securities Dealers Automated Quotation System under the symbol "ARINA". The following table sets forth the range of bid prices for the Class A Common Stock during the periods indicated, and represents inter-dealer prices, which do not include retail mark-ups and mark-downs, or any commission to the broker-dealer, and may not necessarily represent actual transactions.

                  For the period Ended December 31, 1999:
                  ---------------------------------------
                                                  Class A
                  Quarter           Range       Common Stock
                  -------           -----       ------------

                  First             High          $3
                                    Low           $2 5/8

                  For the period Ended December 31, 1998:
                  ---------------------------------------
                                                  Class A
                  Quarter           Range       Common Stock
                  -------           -----       ------------

                  First             High          $2 3/8
                                    Low           $2 5/32

                  Second            High          $2 17/32
                                    Low           $1 3/4

                  Third             High          $2 13/32
                                    Low           $2 1/4

                  Fourth            High          $3
                                    Low           $2 5/16

                  For the Period Ended December 31, 1997:
                  ---------------------------------------
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

                  Second            High          $2 7/16
                                    Low           $2 3/8

                  Third             High          $2 3/8
                                    Low           $2 1/8

                  Fourth            High          $2 5/32
                                    Low           $1 7/8

      (b) Approximate Number of Equity Security Holders:

      The number of holders, including individual participants in security position listings of registered clearing agencies, as of September, 1998, was approximately 360.

                                                     Approximate Number of
            Title of Class                            Record Holders *
            --------------                           ------------------

            Class A Common Stock, $.01 par value            51
            Class B Common Stock, $.01 par value             1

----------

* As of March 17, 1999.

      Along with the filing of Arista's first quarter March 31, 1999 Quarterly Statutory Statement with the Department, Arista will request the Department's approval of an additional extraordinary dividend.

ITEM 6. SELECTED FINANCIAL DATA.

      The following information should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the notes thereto appearing elsewhere in this Form 10-K.

      The financial statements of the Company have been prepared in accordance with generally accepted accounting principles, which differ in certain respects from those followed in financial state ments prepared for regulatory authorities. See Notes to the accompanying Consolidated Financial Statements.

Item 6. CONSOLIDATED SELECTED FINANCIAL DATA
                  (In Thousands, Except Per Share Data)

                                                                            Years Ended December 31,
                                                     -----------------------------------------------------------------------
                                                        1998           1997           1996           1995           1994
                                                     -----------    -----------    -----------    -----------    -----------
Statement of operations data:
   Revenue from continuing operations:
      Third party administrative services            $     1,483    $       351    $       261    $       204    $       160
      Investment income                                      544            514            440            252            215
      Realized and unrealized investment losses               --             (3)            --             --             (3)
      Other income                                            19              7             38            129            120
   Expenses:
      General and administrative expenses                 (2,427)          (740)          (700)          (600)          (550)
                                                     -----------    -----------    -----------    -----------    -----------
        Income (loss) from continuing operations
          before provision for income taxes                 (381)           129             39            (15)           (58)
                                                     -----------    -----------    -----------    -----------    -----------
   Provision for income taxes and tax benefit
      of net operating loss carryforward:
        Provision for income taxes                          (143)            50             15             (7)            22
                                                     -----------    -----------    -----------    -----------    -----------
        Net provision (benefit)                             (143)            50             15             (7)           (15)
                                                     -----------    -----------    -----------    -----------    -----------
   Net income (loss) from continuing
      operations                                            (238)            79             24             (8)           (65)
                                                     -----------    -----------    -----------    -----------    -----------
   Discontinued operations:
      Income (loss) from operations of disposed
        segments                                            (167)            21         (1,200)            73           (176)
      Gain on disposal of segments (net of income
        taxes of $531 and $128 in 1998 and 1995)             838             --             --            192             --
                                                     -----------    -----------    -----------    -----------    -----------
        Net income (loss) from discontinued
           operations                                        671             21         (1,200)           265           (176)
                                                     -----------    -----------    -----------    -----------    -----------
        Net income (loss)                            $       433    $       100    $    (1,176)   $       257    $      (241)
                                                     ===========    ===========    ===========    ===========    ===========
   Per common share:
      Basic:
        Income (loss) from continuing operations     $      (.09)   $       .03    $       .01    $      (.01)   $     (0.03)
        Income (loss) from discontinued operations   $       .26    $       .01    $      (.52)   $       .14    $     (0.09)
      Diluted:
        Income (loss) from continuing operations     $      (.09)   $       .03    $       .01    $      (.01)   $     (0.03)
        Income (loss) from discontinued operations   $       .26    $       .01    $      (.52)   $       .14    $     (0.09)
   Weighted average number of common shares:
      Basic                                            2,617,500      2,617,500      2,297,750      1,978,000      1,978,000
                                                     ===========    ===========    ===========    ===========    ===========
      Diluted                                          2,617,500      2,617,500      2,297,750      2,279,287      1,978,000
                                                     ===========    ===========    ===========    ===========    ===========
Balance sheet data:
   Short-term investments                            $        --    $        --    $        --    $        --    $       208
   Cash and equivalents                                    6,331          8,297          7,077          6,777          2,725
   Premiums receivable                                        --          2,979          4,304          5,131          6,328
   Total assets                                           10,638         17,033         17,110         17,640         15,083
   Payable to reinsurer                                       --            159             93            161             80
   Claims liabilities                                         --          3,392          4,351          4,526          4,921
   Unearned premiums                                          --          1,465          1,397          1,328          1,358
   Commissions payable                                        --            730            766            942          1,343
   Total stockholders' equity                              6,930          6,503          6,397          6,436          6,011

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

GENERAL

      Prior to July 1, 1998, the Company, through its wholly-owned subsidiary, Arista Insurance Company, operated principally as an underwriter of New York State disability insurance to some 23,000 policyholders and 229,000 covered lives in the New York Metropolitan Area. In November 1998, effective July 1, 1998, the Company ceded its disability insurance underwriting operations to The Guardian pursuant to the Treaty and concurrently, the Registrant entered into the TPA Agreement under which the Company performs various functions as an independent administrator for all disability policies ceded to The Guardian and for other New York State statutory disability policies issued by The Guardian and other companies (the "TPA services").

      Pursuant to the terms of the cession of the insurance operations, the Company received a fee of 18% of the last twelve months' adjusted earned premium, plus the proceeds from the assumption of the due premium receivables at the Effective Date over all unpaid claim reserves, unearned premium liability reserves, claim expense reserves and GAAP assessment reserves assumed by The Guardian. These transactions significantly changed the Company's financial condition and results of operations for 1998. Accordingly, the Company reformatted its consolidated statement of income and comprehensive income for 1998, 1997 and 1996 to distinguish continuing operating results from its TPA services from its discontinued underwriting operations.

Results of Operations

Year Ended December 31, 1998 compared to December 31, 1997

      Consolidated revenues during the year ended December 31, 1998 were $1,483,080, an increase of $1,131,734 compared to consolidated revenues of $351,346 during 1997 from the Company's continuing third party administrative service operations. In 1998 the Company operated as a full time third party administrative service provider after July 1, compared to a part time basis in 1997 and prior years.

      Revenue from discontinued insurance operations for the year 1998 was $5,161,632 compared to $10,381,720 in 1997. Net loss from discontinued operations was $167,122 ($0.06 per share) in 1998 compared to a net income of $21,244 ($0.01 per share) in 1997. Net gain on disposal of discontinued operations was $838,171 (or $0.32 per share) in 1998.

      The consolidated net income for the year 1998 was $432,795 ($0.17 per share) consisting of a loss from continuing operations of $238,254 ($0.09 per share), and a gain on disposal of discontinued operations of $671,049 ($0.26 per share). This is compared to consolidated net income in 1997 of $100,220 ($0.04 per share), which consisted of $79,076 ($0.03 per share) from continuing operations, and $21,244 ($0.01 per share) from discontinued operations.

      Consolidated investment income in 1998 was $543,856 compared to $513,913 in 1997. This increase was due mainly to the Company's improved average annual yield on total investments.

      Consolidated general and administrative expenses for 1998 from continuing operations were $2,427,321 compared to $740,000 in 1997. The increase in 1998 was due to additional costs associated with operating the TPA on a full-time basis after July 1, 1998 compared to a part-time basis in 1997. Operating expenses associated with the Company's discontinued operations were $5,435,604 in 1998 compared to $10,018,285 in 1997.

Year Ended December 31, 1997 compared to December 31, 1996

      The Company's net income for the year 1997 was $100,320 ($0.04 per share), as compared with a net loss of $1,175,863 (approximately $0.51 per share as restated) for 1996. Income before provision for income taxes was $493,068 in 1997, as compared with a loss before provision for income taxes of $1,649,525 for 1996. The Company's loss in 1996 included $757,350 attributable to additional compensation expenses incurred from the exercise of warrants and options during that year. The current operations for the year 1997 included a reduction in gross claims liabilities of $960,000, or 4.6% of gross premiums earned.

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

      Consolidated investment income for 1997 was $513,913, representing an increase of $73,374, due mainly to a small increase in the Company's average annual yield on total investments. In addition, Arista had insignificant net realized and unrealized investment losses for 1997 and 1996.

      Income from TPA services was $351,346 in 1997, as compared to $260,664 for 1996. Other income was $7,087 in 1997, as compared to $38,660 for 1996.

      Arista's gross commissions incurred for 1997 were approximately $3.9 million as compared with approximately $4.2 million for 1996.

      The consolidated general and administrative expenses for the years 1997 and 1996 were approximately $4.7 million and $5.7 million, respectively. This decrease was due principally to the additional compensation expenses incurred in 1996 from the exercise of warrants and options of $757,350.

Financial Condition

Year Ended December 31, 1998 compared to December 31, 1997

      The Company's financial condition remains strong, despite a large reduction in assets and liabilities at December 31, 1998 compared to December 31, 1997. These reductions pertain entirely to the cession of the Company's insurance underwriting operation to The Guardian in 1998.

Liquidity And Capital Resources

Year Ended December 31, 1998

      At December 31, 1998, the Company had cash and cash equivalents aggregating $6,330,909 compared to $8,296,943 at December 31, 1997. The decrease in 1998 was due principally to the repayment to Cologne of the surplus note of $3,000,000 plus accrued interest of $1,034,256. These outflows were partially offset by the net proceeds from The Guardian of $1,368,900 upon settlement of the cession transaction.

Year 2000

The Company has considered the impact of Year 2000 issues on its computer systems and applications and has developed a remediation plan. Conversion activities are in process and the Company expects conversion and testing to be completed by the middle of 1999. All expenses in connection with the Year 2000 compliance project are being charged to operations. Expenditures in 1998 aggregated $20,500 and the Company expects to incur additional costs of less than $1,000 in 1999 to complete the project.

Inflation and Seasonality

      The Company does not anticipate that inflation will significantly impact its business not does it believe that its business is seasonal.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The response to this item is submitted in Part IV of this Form 10-K on page F-1 to S-7.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

      The information required under this item will be set forth in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Company's 1998 year end and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

      The information required under this item will be set forth in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Company's 1998 year end and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required under this item will be set forth in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Company's 1998 year end and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required under this item will be set forth in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Company's 1998 year end and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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
                        Gross, Inc. addressed to the Company,

Exhibit No.
-----------

                        incorporated by reference to Exhibit 10.8.2 to the
                        Company's Form 10-K for the year ended December 31, 1992
10.9              --    Sublease between the Company and Arista (1)
10.9.1            --    Sublease dated January 1, 1991, between the Company and
                        Arista (2)
10.11             --    Reinsurance Agreement with NRG Reinsurance Company, as
                        amended (1)
10.11.1           --    Amendment to Reinsurance Agreement with NRG Rein
                        surance Company, dated July 16, 1990 (2)
10.11.2           --    Reinsurance Agreement with NRG Reinsurance Company,
                        dated January 29, 1993, incorporated by reference to
                        Exhibit 10.11.2 to the Company's Form 10-K for the year
                        ended December 31, 1992
10.11.3           --    Reinsurance Agreement with NRG America Life Reassurance
                        Corporation, effective October 1, 1993, incorporated by
                        reference to Exhibit 10.11.3 to the Company's 10-K for
                        the year ended December 31, 1993
10.12             --    Agreement for Statutory Disability Benefits General
                        Agents (1)
10.12(a)          --    Rider to Statutory Disability Benefits General Agents
                        Agreement (1)
10.14             --    Lease of Additional Space (Room 1101) between the
                        Company and Hacienda Intercontinental Realty, N.V.(1)
10.15             --    Agreement between Arista Insurance Company and American
                        International Life Assurance Company of New York (1)
10.16             --    Sublease (Room 1101) between the Company and Arista (1)
10.17             --    Lease of Additional Space (Room 1201) between the
                        Company and Hacienda Intercontinental Realty, N.V. (1)
10.18             --    Sublease (Room 1201) between the Company and Arista,
                        incorporated by reference to Exhibit No. 1 to the
                        Company's 10-K for the year ended December 31, 1988
10.19             --    Agreement between Arista and First International Life
                        Insurance Company, incorporated by reference to Exhibit
                        No. 2 to the Company's 10-K for the year ended December
                        31, 1988.
10.21             --    Statutory Disability Benefits Administration Agreement
                        Effective as of October 1, 1991, between Arista and The
                        North Atlantic Life Insurance Company, incorporated by

Exhibit No.
-----------

                        reference to Exhibit 10.21 to the Company's Form 10-K
                        for the year ended December 31, 1992
10.22             --    Employment Agreement between the Company and Bernard
                        Kooper, dated February 17, 1993, incorporated by
                        reference to Exhibit 10.22 to the Company's 10-K for the
                        year ended December 31, 1993
10.22.1           --    Amendment No. 1 to the Employment Agreement between
                        Arista and Bernard Kooper dated July 20, 1994 (3)
10.23             --    Employment Agreement between Arista and Stanley Mandel,
                        dated February 17, 1993, incorporated by reference to
                        Exhibit 10.23 to the Company's 10-K for the year ended
                        December 31, 1993
10.23.1           --    Amendment No. 1 to the Employment Agreement between
                        Arista and Stanley Mandel, dated July 20, 1994 (3)
10.24             --    Consulting Agreement between Arista and International
                        Management Consultants, dated May 1, 1993, incorporated
                        by reference to Exhibit 10.24 to the Company's 10-K for
                        the year ended December 31, 1993
10.25             --    Split-Dollar Insurance Agreement between Arista
                        Investors Corp., Arlyne Kooper and Bernard Kooper, dated
                        July 20, 1994 (3)
10.26             --    Split-Dollar Insurance Agreement between Arista, Stanley
                        Mandel and Joy Mandel, dated July 20, 1994 (3)
10.28             --    Collateral Assignment, dated July 20, 1994 (Joy Mandel)
                        (3)
10.29             --    Collateral Assignment, dated July 20, 1994 (Bernard
                        Kooper and Arlyne Kooper) (3)
10.30             --    Lease Agreement, dated January 9, 1995 between the
                        Company and Hacienda Intercontinental Realty, N.V. (3)
10.30.1           --    Letter dated March 12, 1996 from the Company addressed
                        to Williamson, Picket & Gross, Inc. (4)
10.30.2           --    Letter dated March 13, 1996 from Williamson, Picket &
                        Gross, Inc. addressed to the Company (4)
10.31             --    Assumption Reinsurance Treaty, dated April 1, 1994
                        between the Company and Aetna Life Insurance Company (3)
10.32             --    Reinsurance Treaty, dated October 1, 1995, between
                        Arista and Cologne Life Reinsurance Company (4)
10.32.1           --    Surplus Note Agreement, dated December 29, 1995, between
                        Arista and Cologne Life Underwriting Management Company
                        (4)

Exhibit No.
-----------

10.32.2           --    Warrant issued to Cologne Life Underwriting Management
                        Company (4)
10.33             --    Lease (Storage space #7) effective January 1, 1996
                        between the Company and Hacienda Intercontinental
                        Realty, N.V. (4)
10.34             --    Sublease (Storage space #7) effective January 1, 1996
                        between the Company and Arista (4)
10.35             --    Sublease effective June 1, 1995 between the Company and
                        Arista (4)
10.36             --    Stock Purchase Agreement dated as of July 13, 1995
                        between Arista and American Travelers Life Insurance
                        Company (4)
10.37             --    Secured Promissory note, dated June 14, 1996, issued by
                        Bernard Kooper to Arista Investors Corp. in the
                        aggregate principal amount of $500,000 (5)
10.38             --    Pledge and Escrow Agreement, dated June 14, 1996, by and
                        among Bernard Kooper, as pledgor, Arista Investors
                        Corp., as pledgee and Morrison Cohen Singer & Weinstein,
                        LLP, as escrow agent (5)
10.39             --    Letter Agreement, dated June 14, 1995, between Bernard
                        Kooper and Arista Investors Corp., granting Arista
                        Investors Corp. an option to acquire 47,000 shares of
                        its Class B common stock, par value $.01 per share (5)
10.40             --    Letter dated October 31, 1996, addressed to Williamson,
                        Picket & Gross, Inc. (6)
10.41             --    Letter Agreement, dated December 11, 1996, terminating
                        sublease between the Company and Arista (Storage Space
                        #5) (6)
10.42             --    Quota Share Reinsurance Treaty between the Company and
                        The Guardian Life Insurance Company of America,
                        effective as of January 1, 1998.
10.43             --    Employment Agreement between Stanley Mandel and the
                        Company, incorporated by reference to Exhibit 10.43 to
                        the Company Form 10-Q for the quarter ended September
                        30, 1998.
10.44             --    Assumption Reinsurance Agreement between Arista, the
                        Company and The Guardian, dated September 23, 1998,
                        incorporated by reference to Exhibit A to the Company's
                        Definitive Proxy Statement dated September 23, 1998.
10.45             --    Administrative Services Agreement between The Guardian
                        and the Company, dated September 23, 1998, incorporated
                        by
                        reference and Exhibit B to the Company's Definitive
                        Proxy Statement dated September 23, 1998.
10.46             --    Employment Agreement between Peter Norton and the
                        Company (including Employment Agreement Assignment,
                        dated as of February 1, 1999).
21.1              --    List of Subsidiaries incorporated by reference to
                        Exhibit 21.1 to the Company's 10-K for the year ended
                        December 31, 1993
24.1              --    Powers of Attorney, incorporated by reference to Exhibit
                        25.1 to the Company's Registration Statement on Form S-1
                        (File No. 33-20101), dated February 11, 1988, as amended
                        on May 6, 1988, declared effective on May 16, 1988, and
                        amended by Post-Effective Amendment No. 1 dated April
                        27, 1989.
27                --    Financial Data Schedule

----------

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

(7) Filed as same numbered Exhibit to the Company's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

            (b) Reports on Form 8-K

            On November 27, 1999, the Company filed with the Securities and Exchange Commission, a Current Report on Form 8-K, Commission File No.0-16520, regarding the cession of Arista's book of New York State statutory, super statutory and voluntary disability benefits insurance business to The Guardian.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ARISTA INVESTORS CORP.

Dated: April 12, 1999                         By: Stanley S. Mandel
                                                  ----------------------------
                                                  Stanley S. Mandel, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature             Title                               Date
---------             -----                               ----

Bernard Kooper        Chairman of the Board               April 12, 1999
-----------------     (principal executive officer)
Bernard Kooper

Stanley S. Mandel     President and Director              April 12, 1999
-----------------
Stanley S. Mandel

Susan J. Hall         Senior Vice President,              April 12, 1999
-----------------     Treasurer and Secretary
Susan J. Hall         (principal financial and
                      accounting officer)


Richard P. Farkas     Director                            April 12, 1999
-----------------
Richard P. Farkas

J. Martin Feinman     Director                            April 12, 1999
-----------------
J. Martin Feinman

                      Director
-----------------
Noah Fischman

Daniel Glassman       Director                            April 12, 1999
-----------------
Daniel Glassman

Louis H. Saltzman     Director                            April 12, 1999
-----------------
Louis H. Saltzman

                             ARISTA INVESTORS CORP.

                                   FORM 10-K
                              FINANCIAL STATEMENTS
                                  AND SCHEDULES

                  Years Ended December 31, 1998, 1997 and 1996

                                      WITH
                          INDEPENDENT AUDITORS' REPORT

                             ARISTA INVESTORS CORP.

                          Index To Financial Statements
                                  And Schedules

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 F-2

Financial Statements of the Registrant:

      Consolidated Balance Sheets                                          F-3-4

      Consolidated Statements of Income and Comprehensive Income           F-5-6

      Consolidated Statements of Changes in
        Stockholders' Equity                                                 F-7

      Consolidated Statements of Cash Flows                               F-8-10

      Notes to Consolidated Financial Statements                         F-11-38

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

           [LETTERHEAD OF ROSEN SEYMOUR SHAPSS MARTIN & COMPANY LLP]

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Arista Investors Corp.:

We have audited the accompanying consolidated balance sheets of Arista Investors Corp. as of December 31, 1998 and 1997 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arista Investors Corp. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

                                       Rosen Seymour Shapss Martin & Company LLP
                                          CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
March 4, 1999

                             ARISTA INVESTORS CORP.

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997

                                   A S S E T S

                                                               1998          1997
                                                           -----------   -----------
Investments (Notes 2 and 15):

    Held-to-maturity securities:
        Bonds and long-term U.S. Treasury obligations,
           at amortized cost (market value $2,676,995
           in 1998 and $2,632,904 in 1997)                 $ 2,618,068   $ 2,630,453

    Available-for-sale securities:
        Redeemable preferred stocks, at market value
           (amortized cost of $31,524 in 1998 and
           1997)                                                 3,552         9,250

    Trading securities, at market value (cost of $279 in
        1998 and 1997)                                              87            85
                                                           -----------   -----------
               Total investments                             2,621,707     2,639,788

Cash and equivalents (Note 2)                                6,330,909     8,296,943

Premiums receivable (Notes 2 and 14)                                --     2,978,600

Deferred policy acquisition costs, net (Notes 2 and 8)              --       484,398

Receivables from related parties (Notes 4 and 8)               557,902       443,182

Receivables from third party administration                      7,802       192,500

Furniture and equipment, at cost, net of accumulated
    depreciation of $831,754 in 1998 and $783,799 in
    1997 (Note 2)                                               75,707       113,663

Prepaid and refundable income taxes                                 --       710,050

Deferred income taxes, net (Notes 2 and 11)                    759,310            --

Other assets                                                   289,674     1,177,619
                                                           -----------   -----------
               Total assets                                $10,643,011   $17,036,743
                                                           ===========   ===========

                                   (Continued)

                             ARISTA INVESTORS CORP.

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                           December 31, 1998 and 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      1998            1997
                                                                  ------------    ------------
Liabilities:

    Payable to reinsurer (Note 14)                                $         --    $    158,721
    Claims liabilities (Notes 2, 5 and 14)                                  --       3,391,950
    Unearned premiums (Notes 2 and 14)                                      --       1,464,800
    Commissions payable (Notes 4 and 14)                                43,841         729,912
    Accounts payable and accrued expenses                            3,083,415       1,627,187
    Income taxes payable                                               580,319              --
    Deferred income taxes, net (Notes 2 and 11)                             --         277,771
    Surplus note payable, net (Note 6)                                      --       2,880,000
                                                                  ------------    ------------
               Total liabilities                                     3,707,575      10,530,341
                                                                  ------------    ------------
Commitments and contingencies (Notes 4 and 8)

Stockholders' equity (Notes 6, 9 and 10):
    Class A common stock, $.01 par value; 9,950,000 shares
        authorized, 2,580,100 shares issued                             25,801          25,801

    Class B convertible common stock, $.01 par value; 50,000
        shares authorized, 47,400 shares issued and outstanding            474             474

    Additional paid-in capital                                       5,989,609       5,839,609

    Paid-in capital attributed to detachable warrant (Note 6)               --         150,000

    Retained earnings                                                1,468,780       1,035,985

    Accumulated comprehensive income (loss):
        Net unrealized investment loss                                 (22,488)        (18,727)
                                                                  ------------    ------------
                                                                     7,462,176       7,033,142
    Secured promissory note from shareholder (Note 4)                 (500,000)       (500,000)
    Cost of 10,000 shares Class A common stock
        held in treasury                                               (26,740)        (26,740)
                                                                  ------------    ------------
               Total stockholders' equity                            6,935,436       6,506,402
                                                                  ------------    ------------
               Total liabilities and stockholders' equity         $ 10,643,011    $ 17,036,743
                                                                  ============    ============

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  Years Ended December 31, 1998, 1997 and 1996

                                                           1998           1997           1996
                                                       -----------    -----------    -----------
Revenue from continuing operations (Notes 2 and 4):
    Third party administrative services (Note 8d)      $ 1,483,080    $   351,346    $   260,664
    Net realized and unrealized investment
        losses (Note 15)                                        --         (2,713)          (367)
    Net investment income (Note 15)                        543,856        513,913        440,539
    Other income                                            18,823          7,087         38,660
                                                       -----------    -----------    -----------

           Total revenue                                 2,045,759        869,633        739,496
                                                       -----------    -----------    -----------

Expenses:
    General and administrative expenses                  2,427,321        740,000        700,000
                                                       -----------    -----------    -----------

           Income (loss) from continuing operations
               before income tax provision (benefit)      (381,562)       129,633         39,496

Provision (benefit) for income taxes (Note 11):
    Provision for income taxes                            (143,308)        50,557         15,403
                                                       -----------    -----------    -----------

           Income (loss) from continuing operations       (238,254)        79,076         24,093
                                                       -----------    -----------    -----------

Discontinued operations (Notes 3 and 12):
    Income (loss) from operations of disposed
        segment (net of income taxes)                     (167,122)        21,244     (1,199,956)
    Gain on disposal of discontinued operations
        (net of income taxes)                              838,171             --             --
                                                       -----------    -----------    -----------

           Income from discontinued operations             671,049         21,244     (1,199,956)
                                                       -----------    -----------    -----------

           Net income (loss)                               432,795        100,320     (1,175,863)
                                                       -----------    -----------    -----------

Other comprehensive income (loss):
    Unrealized gain (loss) on securities                    (5,698)         4,955        (15,387)
                                                       -----------    -----------    -----------

           Total other comprehensive income (loss)          (5,698)         4,955        (15,387)

    Income tax effect                                        1,937         (1,685)         5,232
                                                       -----------    -----------    -----------

           Other comprehensive income (loss) net            (3,761)         3,270        (10,155)
                                                       -----------    -----------    -----------

Total comprehensive income (loss)                      $   429,034    $   103,590    $(1,186,018)
                                                       ===========    ===========    ===========

                                   (Continued)

                             ARISTA INVESTORS CORP.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Continued)
                  Years Ended December 31, 1998, 1997 and 1996

                                                1998             1997            1996
                                            -------------    -------------   -------------
Net income (loss) per common share:
    Basic:
        Continuing operations               $        (.09)   $         .03   $         .01
        Discontinued operations                       .26              .01            (.52)
                                            -------------    -------------   -------------

               Net income (loss)            $         .17    $         .04   $        (.51)
                                            =============    =============   =============

    Diluted:
        Continuing operations               $        (.09)   $         .03   $         .01
        Discontinued operations                       .26              .01            (.52)
                                            -------------    -------------   -------------

               Net income (loss)            $         .17    $         .04   $        (.51)
                                            =============    =============   =============

Weighted average number of common shares:
    Basic (Note 13)                             2,617,500        2,617,500       2,297,750
                                                =========        =========       =========

    Diluted (Note 13)                           2,617,500        2,617,500       2,297,750
                                                =========        =========       =========

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years Ended December 31, 1998, 1997 and 1996

                                                       Common Stock
                                      ---------------------------------------------
                                               Class A          Convertible Class B                   Paid-in
                                      ---------------------     -------------------                   capital
                                         Number        Par      Number        Par     Additional    attributed
                                           of         value       of         value      paid-in    to detachable  Retained
                                         shares       $.01      shares       $.01       capital      warrants     earnings
                                      ---------     -------     ------        ----    ----------    ---------   -----------
Balance - January 1, 1996             1,940,600     $19,406     47,400        $474    $4,193,354    $ 150,000   $ 2,111,528
   Net loss                                  --          --         --          --            --           --    (1,175,863)
   Unrealized securities loss, net           --          --         --          --            --           --            --
   Issuance of shares of Class A
   common stock under the
   Incentive Stock Option Plan,
   from a Warrant, and from a
   Non-qualified Stock Option
   (Notes 4 and 9)                      639,500       6,395         --          --     1,646,255           --            --
                                      ---------     -------     ------        ----    ----------    ---------   -----------

Balance - December 31, 1996           2,580,100      25,801     47,400         474     5,839,609      150,000       935,665
   Net income                                --         --          --          --            --           --       100,320
   Unrealized securities gain, net           --          --         --          --            --           --            --
                                      ---------     -------     ------        ----    ----------    ---------   -----------

Balance - December 31, 1997           2,580,100      25,801     47,400         474     5,839,609      150,000     1,035,985
   Net income                                --          --         --          --            --           --       432,795
   Unrealized securities loss, net           --          --         --          --            --           --            --
   Expiration of option                      --          --         --          --       150,000     (150,000)           --
                                      ---------     -------     ------        ----    ----------    ---------   -----------

Balance - December 31, 1998           2,580,100     $25,801     47,400        $474    $5,989,609    $      --   $ 1,468,780
                                      =========     =======     ======        ====    ==========    =========   ===========

                                                                  Class A
                                       Accumulated     Secured     common
                                          other      promissory    stock
                                      comprehensive     note      held in
                                         income      receivable   treasury        Total
                                        --------     ---------    --------    -----------
Balance - January 1, 1996               $(11,842)    $      --    $(26,740)   $ 6,436,180
   Net loss                                   --            --          --     (1,175,863)
   Unrealized securities loss, net       (10,155)           --          --        (10,155)
   Issuance of shares of Class A
   common stock under the
   Incentive Stock Option Plan,
   from a Warrant, and from a
   Non-qualified Stock Option
   (Notes 4 and 9)                            --      (500,000)         --      1,152,650
                                        --------     ---------    --------    -----------

Balance - December 31, 1996              (21,997)     (500,000)    (26,740)     6,402,812
   Net income                                 --            --          --        100,320
   Unrealized securities gain, net         3,270            --          --          3,270
                                        --------     ---------    --------    -----------

Balance - December 31, 1997              (18,727)     (500,000)    (26,740)     6,506,402
   Net income                                 --            --          --        432,795
   Unrealized securities loss, net        (3,761)           --          --         (3,761)
   Expiration of option                       --            --          --             --
                                        --------     ---------    --------    -----------

Balance - December 31, 1998             $(22,488)    $(500,000)   $(26,740)   $ 6,935,436
                                        ========     =========    ========    ===========

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1998, 1997 and 1996

                                                              1998           1997           1996
                                                          -----------    -----------    -----------
Cash flows from operating activities:
    Continuing operations:
        Income (loss) before income taxes                 $  (381,562)   $   129,633    $    39,496
        Adjustments to reconcile income (loss) to
          net cash provided by (used in) operating
           activities:
           Depreciation                                        47,955         57,606         64,641
           Loss on sale of investments                             --          2,519            208
           Deferred income taxes                           (1,037,081)       199,442       (544,098)
           Unrealized (gain) loss on trading securities            (2)           194            341
           Compensation arising from exercise of
               options and warrants                                --             --        757,350
           (Increase) decrease in operating assets
             excluding effects of divestiture:
               Prepaid and refundable income taxes            603,200       (294,693)      (480,736)
               Receivable from related parties               (114,720)      (260,395)       (53,727)
               Receivable from third party
                 administration                               184,698        (49,017)        (6,331)
               Other assets                                   887,945       (208,962)      (308,755)
           Increase (decrease) in operating liabilities
             excluding effects of divestiture:
               Accounts payable and accrued expenses        1,456,228        466,422        387,796
                                                          -----------    -----------    -----------
               Cash provided by (used in) continuing
                  operations before income taxes            1,646,661         42,749       (143,815)
                                                          -----------    -----------    -----------
    Discontinued operations:
        Income (loss) before income taxes                   1,094,918        363,435     (1,689,021)
        Adjustments to reconcile income (loss) to
          net cash provided by (used in) operating
          activities:
           Amortization of deferred acquisition costs         484,398        319,775        332,633
           Amortization of discount on surplus note           120,000         15,000         15,000
           (Increase) decrease in operating assets
             excluding effects of divestiture:
               Premiums receivable                          2,978,600      1,325,600        827,505
               Prepaid and refundable income taxes            106,850             --        489,065

                                   (Continued)

                             ARISTA INVESTORS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                  Years Ended December 31, 1998, 1997 and 1996

                                                              1998           1997           1996
                                                          -----------    -----------    -----------
Cash flows from operating activities (Continued):
    Discontinued operations (Continued):
        Adjustments to reconcile income (loss) to
          net cash provided by (used in) operating
          activities (Continued):
           Increase (decrease) in operating liabilities
             excluding effects of divestiture:
               Payable to reinsurer                       $  (158,721)   $    65,600    $   (68,355)
               Claims liabilities                          (3,391,950)      (959,550)      (174,815)
               Unearned premiums                           (1,464,800)        67,420         69,170
               Commissions payable                           (686,071)       (36,663)      (175,903)
               Income taxes payable                           580,319        342,191             --
                                                          -----------    -----------    -----------
                  Cash provided by (used in)
                     discontinued operations before
                     income taxes                            (336,457)     1,502,808       (374,721)
                                                          -----------    -----------    -----------
           Net (increase) decrease in income taxes           (280,561)      (392,748)       473,662
                                                          -----------    -----------    -----------
                  Net cash provided by (used in)
                     operating activities                   1,029,643      1,152,809        (44,874)
                                                          -----------    -----------    -----------
Cash flows from investing activities:
    Furniture and equipment acquired                           (9,999)       (32,717)        (9,644)
    Proceeds from sale of investments                          12,385        225,146         56,987
    Unrealized (gain) loss on securities                        5,698         (4,955)        15,387
    Purchase of investments                                        --       (109,233)       (41,281)
    Other comprehensive income (loss), net of tax              (3,761)         3,270        (10,155)
    Payments and costs associated with
        acquired business                                          --        (14,036)       (62,389)
                                                          -----------    -----------    -----------
                  Net cash provided by (used in)
                     investing activities                       4,323         67,475        (51,095)
                                                          -----------    -----------    -----------

                                   (Continued)

                             ARISTA INVESTORS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                  Years Ended December 31, 1998, 1997 and 1996

                                                       1998           1997          1996
                                                   -----------    -----------   -----------
Cash flows from financing activities:
    Decrease in surplus note payable (Note 6)      $(3,000,000)   $        --   $        --
    Issuance of Class A common stock                        --             --       395,300
                                                   -----------    -----------   -----------

               Net cash provided by (used in)
                  financing activities              (3,000,000)            --       395,300
                                                   -----------    -----------   -----------

               Net increase (decrease) in cash
                  and equivalents                   (1,966,034)     1,220,284       299,331
                                                   -----------    -----------   -----------

Cash and equivalents:
    Beginning of year                                8,296,943      7,076,659     6,777,328
                                                   -----------    -----------   -----------

    End of year                                    $ 6,330,909    $ 8,296,943   $ 7,076,659
                                                   ===========    ===========   ===========

Supplemental cash flow disclosure:
    Cash paid during the year for:
        Income taxes                               $   334,905    $   305,725   $   296,847
                                                   ===========    ===========   ===========

        Interest                                   $ 1,034,257    $    36,009   $        --
                                                   ===========    ===========   ===========

Supplemental disclosures of noncash financing
  activities:
    The Company received a note and issued
      Class A common stock as follows:
        Secured promissory note from shareholder
           (Note 4)                                $        --    $        --   $  (500,000)
        Compensation expense                                --             --      (757,350)
        Issuance of Class A common stock                    --             --     1,652,650
                                                   -----------    -----------   -----------

               Cash received                       $        --    $        --   $   395,300
                                                   ===========    ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

1. ORGANIZATION AND NATURE OF BUSINESS

      Arista Investors Corp. (the "Company") was incorporated in the State of New York on September 28, 1978 and reincorporated in the State of Delaware in October 1986. Until July 1, 1998 the Company was principally a holding company with respect to its wholly-owned subsidiaries, Arista Insurance Company ("Arista"), The Collection Group, Inc. ("Collection") and Arista Administrative Services, Inc. ("Administrative"). Effective July 1, 1998 the Company entered into an Administrative Services Agreement ("TPA Agreement") with The Guardian Life Insurance Company of America" ("The Guardian") and commenced services as a third party administrator of New York State statutory disability insurance policies (see Note 2). Arista was incorporated in the State of New York on May 21, 1979, and was licensed on October 11, 1979 by the New York State Insurance Department ("NYSID"). Arista's principal line of business through November 11, 1998 was the writing of New York State statutory disability insurance policies including super statutory and voluntary disability benefits insurance in New York State. In November 1998 the Company completed the assumption and transfer of Arista's insurance business to The Guardian. The effective date of the cession was July 1, 1998. Arista discontinued writing New York State statutory disability insurance policies (the "Insurance"), effective November 12, 1998. Effective September 1, 1993 Arista amended its charter and license and now has the authority to write glass insurance as well as disability insurance. To date, Arista has not written any glass insurance. At December 31, 1998 the Company operated exclusively as a third party administrator. Collection was incorporated in August 1989 and commenced operations in July 1991. The Board of Directors of the Company approved the dissolution of The Collection Group, Inc. Administrative is an inactive company.

2. SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

            The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). GAAP differs from Statutory Accounting Principles ("SAP") used by insurance companies in reporting to state regulatory and industry agencies as explained in Note 16.

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

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

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

      Revenue Recognition, Premiums Receivable and Claims Liabilities

            (*) Premium revenue is recognized evenly over the term of the policy. Estimates of premiums which have been earned but not collected are accrued since customers generally report and pay such premiums after the earning period based on the number of employees on their payroll during the period of coverage.

            (*) Unearned premiums represent that portion of premiums applicable to the unexpired terms of policies in force.

            Third party administrative fees are recognized in the period in which the subject premiums are collected. Such fees are determined in accordance with prescribed schedules based on the services performed.

            (*) Claims liabilities and claims adjustment expense accruals, which are based on the estimated ultimate cost of settling claims, include estimates for unreported claims and claims adjustment expenses based upon past experience, modified for current trends.

      Reinsurance

            (*) In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring risk with reinsurers. Amounts recoverable from reinsurer(s) for commissions, losses or any other amount(s) due are deducted from ceded premiums earned. Settlements are made quarterly by net cash payments to or from the reinsurer (see Note 14).

----------
(*) These policies relate to the Company's operations prior to July 1, 1998.

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Furniture and Equipment

            Furniture and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for each of the years in the three-year period ended December 31, 1998, was $47,955, $57,606 and $64,641, respectively.

      Investments

            Pursuant to the requirements of SFAS 115, the Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity securities" and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling them in the near future are classified as "trading securities," and reported at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as "available for-sale securities" and reported at fair value, with unrealized gains and losses reported as other comprehensive income as a separate component of stockholders' equity.

      Deferred Policy Acquisition Costs

            (*) Policy acquisition costs include fees paid and certain other costs in connection with acquiring new business. These costs are deferred and charged to income over the future periods in which the related premiums are earned. Amortization periods range from five to seven years. The remaining unamortized costs were charged to income during 1998, upon the assumption and transfer of the Insurance (see Note 3).

      Concentration of Credit Risk

            Financial instruments that potentially subject the Company to credit risk consist principally of receivables from third party administration functions. Credit risk with respect to these receivables is considered minimal due to the financial condition of the insurers and deposits held by the Company.

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Fair Value of Financial Instruments

            The carrying amounts and related fair values of financial instruments at December 31, 1998 and 1997 are summarized as follows:

                                             1998                      1997
                                   -----------------------   -----------------------
                                    Carrying       Fair       Carrying       Fair
                                     Amount        Value       Amount        Value
                                   ----------   ----------   ----------   ----------
Cash and equivalents               $6,330,909   $6,330,909   $8,296,943   $8,296,943
Investments:
   Held-to-maturity securities      2,618,068    2,676,995    2,630,453    2,632,904
   Available-for-sale securities        3,552        3,552        9,250        9,250
   Trading securities                      87           87           85           85
Premiums receivable                        --           --    2,978,600    2,978,600
Payable to reinsurer                       --           --      158,721      158,721
Unpaid claims liabilities                  --           --    3,391,950    3,391,950
Unearned premiums                          --           --    1,464,800    1,464,800
Surplus note payable, net                  --           --    2,880,000    3,000,000
Receivable from related parties       557,902      557,902      443,182      443,182
Receivable from third party
   administration                       7,802        7,802           --           --

            The methods and assumptions used to estimate the fair value of financial instruments are as follows:

            (i) The carrying amounts of cash and equivalents approximate their fair value. Investments in available-for-sale securities and trading securities are carried at their fair values based on quoted market prices. Held-to-maturity investments are carried at cost and their fair values are based on quoted market prices.

            (ii) The carrying values of premiums receivable, amounts payable to the reinsurer, unpaid claims liabilities, unearned premiums, receivables from related parties, and receivables from third party administration approximate fair value because of their short-term maturities.

            (iii) Surplus note payable is carried net of unamortized discount. Its fair value approximates its face value due to the nearness of its payment date.

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Income Taxes

            The Company and its subsidiaries file a consolidated federal income tax return. Tax returns are prepared using Statutory Accounting Principles ("SAP") until June 30, 1998 (see Note 15). Deferred income taxes reflect the future tax conse quences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end (see Note
11).

      Net Income (Loss) Per Common Share

            Basic and diluted net income (loss) per common share (Class A and B) have been computed in accordance with FASB Statement No. 128 (SFAS 128), "Earnings Per Share." Basic earnings per share (basic EPS) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted earnings per share (diluted EPS) is computed by dividing net income (loss) used in determining basic EPS by the weighted average number of common shares outstanding during the year, plus the incremental shares, if any, that would have been outstanding upon the assumed exercise of dilutive stock options and warrants. Basic EPS and diluted EPS for the year ended December 31, 1996 have been restated to conform to the method used in 1997 with the adoption of SFAS 128 (see Note 13).

      Cash and Equivalents

            For purposes of the statement of cash flows, cash equivalents represent highly liquid financial instruments with a maturity date of three months or less. At December 31, 1998 and 1997 cash and cash equivalents include certificates of deposit, commercial paper, and money market accounts as follows:

                                                           1998          1997
                                                        ----------    ----------
            Cash in bank                                $1,516,391    $2,683,620
            Money market accounts                          165,360     1,396,236
            Commercial paper                             4,564,158     3,992,528
            Certificates of deposit                         85,000       224,559
                                                        ----------    ----------
                                                        $6,330,909    $8,296,943
                                                        ==========    ==========

      New Accounting Standards

            In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income." This pronouncement requires entities to make certain disclosures about all types of income, expenses, gains and losses arising during the period in addition to net income from operations. SFAS 130 is effective for years beginning after December 31, 1997. The financial statements for 1997 and 1996 were restated to provide comparative disclosure for those years.

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

3. ARISTA INSURANCE COMPANY

      Cession of Insurance Business

            In November 1998, the Company completed the assumption and transfer of its insurance operations previously conducted by Arista pursuant to an Assumption Reinsurance Agreement (the "Agreement") with The Guardian, effective July 1, 1998. Under the Agreement, Arista received a cession allowance of $3,421,486 which was calculated as 18% of Arista's earned premium for the period July 1, 1997 to June 30, 1998. The Guardian assumed the insurance related assets and liabilities of Arista as of June 30, 1998. The cession resulted in a net gain of $838,171, net of income taxes of $530,719. Arista discontinued writing disability insurance (the "Insurance") effective November 12, 1998. The Company concurrently entered into the TPA Agreement with The Guardian effective July 1, 1998. Under the terms of the TPA Agreement, the Company performs administrative and other services relating to the insurance policies it previously issued, as well as other insurance policies previously underwritten by The Guardian. The Company earns a service fee based on both fixed and variable percentages of premiums paid to The Guardian.

      Recapitalization

            Arista amended its Certificate of Incorporation (the "Amendment") which was approved and placed on file with the NYSID as of December 18, 1998, and filed with the Office of the County Clerk on December 31, 1998. This Amendment decreased Arista's capital from $1,950,000 (comprised of 1,300 shares with a par value of $1,500) to $300,000 (comprised of 200 shares with a par value of $1,500 per share). Arista's paid-in-surplus was adjusted to $153,000. The recapitalization enabled the Board of Directors of Arista to ratify the return of capital in the amount of $2,492,000 to the Company. On January 26, 1999 the NYSID approved Arista's return of $2,492,000 to the Company. The transfer was completed on January 28, 1999.

4. TRANSACTIONS WITH RELATED PARTIES

      Agents

            Bernard Kooper ("Kooper"), Chairman of the Board of the Company and Arista, and owner of 20.4% in 1998 and 1997 and 19.1% in 1996 of the Company's outstanding Class A and 100% of the Company's Class B common stock, is one of the general agents under contract with Arista. Gross earned premiums from policies placed by Kooper's agency, Bernard Kooper Life Agency, Inc. (the "Agency") aggregated $584,965, $1,258,156 and $1,254,143 for the years ended December 31, 1998, 1997 and 1996, respectively. The Agency received approximately $156,000, $227,000 and $223,000

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

4. TRANSACTIONS WITH RELATED PARTIES (Continued)

      Agents (Continued)

in commissions from Arista during 1998, 1997 and 1996, respectively, for premiums on policies placed with Arista. Such premiums represented approximately 5.9%, 6.1% and 5.4%, respectively, of the consolidated gross premiums earned during the years ended December 31, 1998, 1997 and 1996, respectively. The Agency, in turn, paid approximately $113,000, $131,000 and $159,000 during 1998, 1997 and 1996, respectively, to other brokers, including approximately $15,000, $26,000 and $26,000, respectively, to brokers who are members of the Board of Directors of Arista. Commissions payable to the related agencies at December 31, 1997 and 1996 were $13,960 and $13,268, respectively.

      Employment Agreements

            The Company and Arista had employment agreements with Kooper and Stanley Mandel ("Mandel") which were to terminate in February 2001 as described in Note 8(a). The Company has entered into an employment agreement with Mandel effective November 12, 1998 which will expire as described in Note 8(a).

      Consulting Agreements

            Arista had a consulting agreement from May 1993 through September 1993 with an entity principally owned by a director of both Arista and the Company. The Company paid $6,000 to this director in 1998 for services and out-of-pocket expenses incurred for evaluating various business opportunities. The Company paid $30,000 in 1996 to the entity. In July 1993 Arista entered into an agreement with a consultant for specified services to be performed for a fee of $500 per week. The consultant became a director of Arista in October 1994. Arista paid $25,000 in 1998 and $26,000 per year in 1997 and 1996 under this agreement. The agreement was terminated in January 1999.

      Secured Promissory Note

            In June 1996 Kooper exercised a warrant granted in 1986 to acquire 365,000 shares of the Company's Class A common stock. In partial payment for the shares, Kooper issued his secured promissory note (the "Note") to the Company for $500,000. The Note bears interest at the one-year London Interbank Offered Rate (LIBOR) plus 1.25% and is adjusted on the first day of every October, January, April and July commencing October 1, 1996. The terms of the Note provide for quarterly payments of interest only at the above determined rate. The principal balance outstanding and accrued

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

4. TRANSACTIONS WITH RELATED PARTIES (Continued)

      Secured Promissory Note (Continued)

but unpaid interest is due and payable on June 14, 2001. The Note will be canceled and extinguished if the Company exercises the option to obtain Kooper's 47,400 shares of Class B common stock (Note 9). The Note is secured by the 365,000 shares of Class A common stock.

      Salary Advances

            At December 31, 1998 and 1997, salary advances to an officer and director of the Company and Arista aggregated $216,750 and $222,750, respectively. Salary advances are limited to one year's compensation and are non-interest bearing.

5. CLAIMS LIABILITIES

      Unpaid claims liabilities include insured claims and claim adjustment expenses. Changes in unpaid claims liabilities for the years ended December 31, 1998 and 1997 were as follows:

                                                     1998           1997
                                                 ------------   ------------
      Balance at January 1:                      $  3,391,950   $  4,351,500
          Less reinsurance recoverables             1,695,975      2,175,750
                                                 ------------   ------------
                 Net claims liabilities             1,695,975      2,175,750
                                                 ------------   ------------
      Claims incurred:
          Current year                              4,820,822     12,939,875
          Prior years (net of $960,000
             write-down in 1997)                       69,098       (727,181)
                                                 ------------   ------------
                 Total claims incurred              4,889,920     12,212,694
                                                 ------------   ------------
      Claims paid:
          Current year                              2,625,298      9,875,609
          Prior years                               3,020,398      3,296,635
                                                 ------------   ------------
             Total claims paid                      5,645,696     13,172,244
                                                 ------------   ------------
      Claims incurred, assumed by The Guardian
          (Note 3)                                  2,636,174             --
                                                 ------------   ------------
      Balance at December 31:
          Net claims liabilities                           --      1,695,975
          Plus reinsurance recoverables                    --      1,695,975
                                                 ------------   ------------
             Total liability                     $         --   $  3,391,950
                                                 ============   ============

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

6. SURPLUS NOTE AND WARRANT

      On December 29, 1995 Arista issued a $3,000,000 surplus note (the "Note") to The Cologne Life Underwriting Management Company ("CLUMCO") in conjunction with an indemnity reinsurance agreement which became effective retroactive to October 1, 1995 (see Note 14). The Note bears interest at 10.5% per annum and provides for interest only payable for the first and second year with the principal to be repaid one-eighth each year from the third to the tenth year, from the date of closing. Upon termination of Arista's reinsurance agreement with Cologne Life Reinsurance Company the principal balance of the Note became payable. Repayment of the Note was subject to the prior approval of the New York State Insurance Department. Arista obtained such approval and in December 1998, paid the balance of the Note and accrued interest thereon, from the free and divisible surplus of Arista. Interest expense for the years ended December 31, 1998, 1997 and 1996 totaled $491,181, $348,075 and $315,000, respectively.

      In connection with the issuance of the Note, and as an inducement to enter into the transaction with Arista, the Company issued a warrant certificate to purchase 150,000 shares (subject to adjustment for stock dividends or stock splits) of its Class A common stock to CLUMCO. The certificate was exercisable after October 1996 at an exercise price of $3.50 per share and expires in December 2005. At December 31, 1997 the aggregate value of the warrant was $150,000, based on an independent appraisal of $1.00 per underlying share, and has been reflected in stockholders' equity with the corresponding discount charged to surplus note payable. The warrants expired upon the notice of the transaction, and the portion of the Note proceeds attributed to the warrants has been included in additional paid-in capital at December 31, 1998. The discount was being amortized to operations over the option period of 10 years using the straight-line method. The unamortized discount of $106,250 was charged to operations upon the repayment of the Note. Amortization was $120,000 and $15,000 for the years ended December 31, 1998 and 1997, respectively.

7. LEASE COMMITMENTS

      On January 9, 1995, the Company entered into a five-year lease for its new principal executive office space, effective June 1, 1995 through May 31, 2000. The lease requires monthly base rental payments of $16,925 plus utilities and a proportionate share of various operating expenses. The Company rents additional storage space on a month-to-month basis. Pursuant to a sublease agreement between the Company and Arista, Arista reimbursed the Company for 90.90% of the Company's lease obligations through June 30, 1998. The sublease terminated June 30, 1998.

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

7. LEASE COMMITMENTS (Continued)

      The minimum rental commitments under the operating leases for office space for the remaining two-year period ending May 31, 2000 are as follows:

                       1999                          $   228,450
                       2000                               96,892
                                                     -----------

                                                     $   325,342
                                                     ===========

      The Company has the option to terminate the lease provided it notifies the landlord ninety (90) days prior to the termination date, and reimburses the landlord for the unamortized portion of the landlord's contribution of approximately $200,000 for leasehold improvements.

      Consolidated rent expense was $261,063 in 1998, $249,973 in 1997 and $252,171 in 1996.

8. COMMITMENTS AND CONTINGENCIES

      (a) Employment Agreements

            In July 1994, Arista entered into a five-year employment agreement with a vice president which provides for annual compensation of $125,000, annual reimbursement of automobile expenses up to $6,000 and a nonaccountable expense allowance of up to $3,600 per annum. Effective with the closing of the transaction with The Guardian on November 12, 1998, Arista assigned this employment agreement to the Company. In addition, the Company may, but is not obligated to, pay a year-end bonus as may be determined by the Board of Directors of the Company. The agreement provides that in the event of termination of the agreement by the Company, the Company would provide severance pay in an amount ranging from 60% to 100% of annual compensation of the vice president. The agreement also provides for a one-year covenant not to compete predicated upon the payment of $75,000 by the Company.

            Kooper and the Company had, unless terminated earlier, entered into an employment contract effective in February 1993 (the "Kooper Agreement") which was to terminate in February, 2001, and provided for an annual base salary of $150,000.

            Effective in February 1993 Arista and Mandel had entered into an employment contract (the "Mandel Agreement") which was to terminate in February, 2001 and provided for an annual base salary of $208,750 in each of the eight years plus annual reimbursement of automobile expenses of $9,000 and a nonaccountable expense allowance of $5,000.

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

8. COMMITMENTS AND CONTINGENCIES (Continued)

      (a) Employment Agreements (Continued)

            The Kooper and Mandel Agreements provide that, in the event of a consolidation, merger or sale of all or substantially all of the assets of the Company or Arista (a "Corporate Event") the employment agreements will terminate, and upon such termination, Kooper and Mandel shall each be entitled to receive a lump sum payout. Upon consummation of the Agreement with The Guardian on November 12, 1998, Kooper and Mandel were each given an Employment Agreement Termination Notice on December 10, 1998 (the "Notice") under which their contracts were to terminate sixty days subsequent to the Notice which was February 8, 1999, and also advising them of the lump sum payout they will be receiving. The payout would be the maximum amount that would not trigger the excise tax payable in the event of an "excess parachute payment," as such term is defined in the Internal Revenue Code of 1986, as amended. Kooper and Mandel are entitled to receive lump sum payouts of $861,658 and $994,619, respectively. At December 31, 1998 these amounts plus interest compounded monthly, at the applicable federal short-term interest rate as provided in Section 1274(d) of the Internal Revenue Code of 1986, as amended, have been accrued and are included in accounts payable and accrued expenses in the accompanying balance sheet. In addition, Arista and the Company have also provided split-dollar life insurance policies in which both Kooper and Mandel participate. Under these agreements, the Company and Arista will pay the premiums on these policies for a period of time specified in each agreement, on behalf of Kooper and Mandel. The premium payments are treated as loans to both Kooper and Mandel and are collateralized by the underlying policy. Insurance loans to Kooper and Mandel aggregated $329,214 and $212,563 at December 31, 1998 and 1997, respectively, and are included in receivables from related parties in the accompanying balance sheets. Additionally, Kooper and Mandel have the right to receive a lump sum retirement benefit equal to the amount of premiums paid by Arista and the Company attributable to the cumulative increase in cash value of the policies during the specified period of the policies. Each of Kooper's and Mandel's employment agreements provides that, upon the occurrence of a Corporate Event, the Company and Arista must pay to the insurance carrier such sums so as to render as "paid up" the split-dollar life insurance policies provided to each of Kooper and Mandel under their respective employment agreements. Upon consummation of the Agreement with The Guardian, the Company and Arista are required to make payments to the insurance carriers aggregating $147,441 to render the policies as "paid up."

            Mandel and the Company have entered into an employment contract (the "New Mandel Agreement") commencing November 12, 1998 and will terminate on the later of November 11, 2000, or the termination of the TPA Agreement with The Guardian, but not later than November 11, 2003. The New Mandel Agreement provides for an annual base salary of $185,000 plus a nonaccountable expense allowance of $5,000 per annum. Commencing with the fiscal year beginning January 1, 1999 and ending on December 31 of each fiscal year or portion of such fiscal year for which Mandel is an employee he will receive a bonus equal to eight percent of the Company's annual earnings from third party administration operations before income taxes and nonrecurring events for the bonus period.

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

8. COMMITMENTS AND CONTINGENCIES (Continued)

      (a) Employment Agreements (Continued)

            The New Mandel Agreement provides that, in the event of a consolidation, merger, sale of substantially all of the assets of the Company, or ownership of fifty percent or more of the voting common stock by one or more individuals or entities, who are acting in concert or as an affiliated group of which Mandel is not a participant (a "Change in Control") the employment agreement may be either terminated, assigned by the Company or continued by the Company or any successor or surviving corporation provided that notice of such action is accompanied by a lump sum payment of $370,000.

      (b) Uninsured Risk

            At December 31, 1998 and 1997 cash and equivalents on deposit with financial institutions exceeded federal deposit insurance coverage by approximately $1,571,910 and $4,045,970, respectively.

      (c) Policy Acquisitions

            Arista incurred costs under various agreements it entered into to acquire the right to offer New York State statutory disability benefits coverage to former policyholders of other disability carriers. The costs included professional fees and finder's fees as well as fees paid directly to the former disability carriers for such rights which have been capitalized and are being amortized on the straight-line basis over five to seven years. Such costs amounted to $14,036 and $62,389 for the years ended December 31, 1997 and 1996, respectively. Amortization of deferred acquisition costs charged to operations for all acquisitions were $484,398, $319,775 and $332,633 for the years ended December 31, 1998, 1997 and 1996, respectively. Accumulated amortization was $2,343,669 and $1,860,521 at December 31, 1998 and 1997, respectively.

            Aetna. On April 1, 1994, Arista acquired under the terms of an assumption reinsurance treaty dated February 10, 1994, the entire book of New York State statutory nonexperience-rated state cash sickness disability insurance previously written by Aetna Life Insurance Company ("Aetna"). Aetna received a fee based on annualized premiums in force at March 31, 1994 and on premiums paid and earned for the period April 1, 1994 through March 31, 1995. During 1996 Arista paid $7,102 under this arrangement.

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

8. COMMITMENTS AND CONTINGENCIES (Continued)

      (c) Policy Acquisitions (Continued)

            American Medical and Life. Effective October 1, 1994, Arista entered into an indemnity reinsurance agreement with American Medical and Life Insurance Company ("American Med") dated December 29, 1994 wherein Arista assumed the book of New York State statutory disability insurance that was ceded by American Med. In addition, effective January 1, 1995, Arista, through an assumption reinsurance treaty, acquired the book of New York State statutory disability insurance that had been previously ceded by American Med. American Med received a fee based on premiums paid which were earned during the year ended September 30, 1994 and received a fee based on premiums paid which were earned for the period January 1, 1995 through June 30, 1996. During 1996 Arista paid acquisition costs of $170,831, and at December 31, 1997 $4,411 was accrued under this arrangement.

            Cologne Life Reinsurance Company. Effective October 1, 1995, in conjunction with a Surplus Note Agreement between Arista and CLUMCO (see Note
6), Arista and Cologne Life Reinsurance Company ("The Cologne") entered into a quota-share indemnity reinsurance agreement under which Arista agreed to cede to The Cologne 50% of its New York State statutory disability insurance in force as of October 1, 1995 as well as any new business written or acquired after October 1, 1995. Arista terminated the agreement in March 1998, effective January 1, 1998.

            Insurance Company of Greater New York and Greater New York Mutual Insurance Company. In April 1996 Arista entered into an agreement with the Insurance Company of Greater New York and Greater New York Mutual Insurance Company (the "Ceding Group") which provided that effective April 1, 1996, Arista assumed the Ceding Group's New York State statutory disability business and issued assumption certificates to the policyholders of the Ceding Group. The agreement calls for Arista to pay a fee based on premiums received which will be earned during the year ending March 31, 1997. The acquisition has been accounted for under the purchase method of accounting. During 1996 Arista paid acquisition costs of $62,325, and at December 31, 1997, $9,096 was receivable from the Ceding Group under this arrangement.

      (d) Other Matters

            Effective July 1, 1998, the Company entered into the TPA Agreement with The Guardian to perform administrative and other services relating to the Insurance as well as other disability policies previously underwritten by The Guardian. The Company earns a service fee based on both fixed and variable percentages of paid premiums earned by The Guardian. This agreement replaced a prior agreement between Arista and The Guardian. The agreement will terminate June 30, 2003, however The Guardian may terminate the agreement after the first two years in the event The Guardian desires to perform these services.

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

8. COMMITMENTS AND CONTINGENCIES (Continued)

      (d) Other Matters (Continued)

            (1) Effective July 1, 1993, Arista entered into an agreement to perform certain administrative services for The Guardian. Fees for these services were determined in accordance with a prescribed schedule based on the type of service provided. The agreement was terminated July 1, 1998, the effective date of the New Agreement.

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

            (3) Effective April 1, 1995, the Company entered into an agreement to perform certain administrative services for the American Bankers Insurance Company of Florida. Fees for these services are determined in accordance with a prescribed schedule based on the type of service provided. The agreement will remain in effect until terminated by either party upon 180 days prior written notice. No services are currently being provided under this agreement.

            (4) Effective March 1, 1996, Arista arranged to perform certain administrative services for Hartford Life and Accident Insurance Company's ("Hartford") Temporary Disability Insurance ("TDI") policies. Fees for these services are determined in accordance with a prescribed schedule based on the type of service provided. The arrangement will remain in effect until terminated by either party.

      (e) Reinsurance

            Effective March 1, 1996 Arista ceded its entire assumption reinsurance book of TDI to Hartford. Arista will receive a fee based on four percent (4%) of earned and collected premiums generated by this book of business for each of the next four years. At December 31, 1998 Arista estimated that it would receive approximately $63,800 under the agreement.

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

9. STOCK OPTIONS AND WARRANTS

      Transactions involving stock options and warrants in each of the years ended December 31, 1998, 1997 and 1996 are summarized below:

                                             Incentive                  Non-qualified
                                          Stock Options                 Stock Options                    Warrants
                                    --------------------------    --------------------------    --------------------------
                                                    Aggregate                     Aggregate                     Aggregate
                                      Shares          amount        Shares          amount       Shares(1)        amount
                                    -----------    -----------    -----------    -----------    -----------    -----------
Options and warrants outstanding:
      January 1, 1996                   285,400        443,223         17,600         24,640        515,000      1,036,000
         1996 Exercised                (256,900)      (359,660)       (17,600)       (24,640)      (365,000)      (511,000)
                                    -----------    -----------    -----------    -----------    -----------    -----------

      December 31, 1996                  28,500         83,563             --             --        150,000        525,000
         1997 Expired                   (28,500)       (83,563)            --             --             --             --
                                    -----------    -----------    -----------    -----------    -----------    -----------

      December 31, 1997                      --             --             --             --        150,000        525,000
         1998 Expired                        --             --             --             --       (150,000)      (525,000)
                                    -----------    -----------    -----------    -----------    -----------    -----------

      December 31, 1998                      --    $        --             --    $        --             --    $        --
                                    ===========    ===========    ===========    ===========    ===========    ===========

(1) Warrants to purchase 365,000 shares of Class A common stock at an exercise price of $1.40 per share were granted to Kooper in 1986. Warrants to purchase 85,000 shares of Class A common stock at an exercise price of $4.80 per share were granted to the underwriter in connection with the IPO. Warrants to purchase 150,000 shares of Class A common stock at an exercise price of $3.50 per share were granted to CLUMCO in December 1995, in connection with the issuance of a Surplus Note (see Note 6) and a new reinsurance agreement with Arista (see Notes 8 and 13), in October 1995. In June 1996 warrants to purchase 365,000 shares and options to purchase 274,500 shares of Class A common stock at $1.40 per share were exercised by Kooper, Mandel, an officer of the Company, and two officers of Arista. In December 1998 the warrants granted to CLUMCO to purchase 150,000 shares of Class A Common Stock expired upon the repayment of the note and accrued interest.

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

9. STOCK OPTIONS AND WARRANTS (Continued)

      1985 Plan

            The 1985 Incentive Stock Option Plan (the "1985 Plan") provided for the grant of options, until May 14, 1995 (as amended), to purchase up to 200,000 shares of the Company's Class A common stock by key employees of the Company upon terms and conditions determined by the Board of Directors of the Company (the "Board"). Such options were exercisable over a five-year period, beginning two years from the date of grant, subject to certain limited exceptions, at a price not less than 100% of the fair market value at the time the option is granted or, in the case of an incentive stock option granted to a stockholder owning more than 10% of the shares of the Company's common stock at a price not less than 110% of the fair market value at the date of grant. In June 1986, the 1985 Plan was amended to increase the exercise period to ten years in the case of an incentive stock option granted to a stockholder owning less than 10% of the Company's common stock, and to permit the exercise of options at the date of grant. In June 1996 options to purchase 198,500 shares were exercised at $1.40 per share which resulted in additional compensation expense to the Company for the year ended December 31, 1996.

      1986 Plan

            The 1986 Incentive Stock Option Plan (the "1986 Plan") provided for the grant of options, until November 15, 1997, to purchase up to 86,900 shares of the Company's Class A common stock. In June 1996 options to purchase 58,400 shares were exercised at $1.40 per share. Ten thousand options granted on June 24, 1987 expired on June 23, 1997, and 18,500 options granted on November 16, 1987 expired on November 15, 1997. The 1986 Plan was similar in all other respects to the 1985 Plan, as amended.

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

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

9. STOCK OPTIONS AND WARRANTS (Continued)

      Other (Continued)

            The Company granted CLUMCO a warrant exercisable commencing in October 1996, for the purchase of up to 150,000 shares of the Company's Class A common stock at an exercise price of $3.50 per share, exercisable over a ten-year period ending in December 2005, subject to certain conditions. The warrants were not exercised and expired at the end of the third business day prior to the date of the vote on Proposal No. 1 at the Special Stockholders Meeting held on October 18, 1998.

10. STOCKHOLDERS' EQUITY

      All shares of Class A and Class B common stock issued have equal rights and privileges except that a holder of Class B shares has the additional right to elect a majority of the Board. Additionally, the Class B common stock is convertible at the option of the holder at any time, into an equal number of shares of Class A common stock. All shares of Class B common stock automati cally convert into an equal number of shares of Class A common stock if Kooper sells, transfers, or in any manner conveys, one or more shares of Class B common stock, or upon his death, whichever is earlier.

      In November 1987, the Company purchased 10,000 shares of Class A common stock at a cost of $26,740, which are being held in treasury.

      In June 1996, Kooper and the Company entered into an agreement under which the Company obtained an option to acquire the 47,400 shares of Class B common stock held by Kooper. The option is exercisable by a vote of the majority of Class A directors and by delivering to Kooper, at the Company's option, either 47,400 shares of Class A common stock, or cash equal to the fair market value of 47,400 shares of Class A common stock at the date of exercise plus the cancellation and extinguishment of his secured promissory note (see Note 4) upon payment of all accrued but unpaid interest. The option expires on June 14, 2001 or terminates upon Kooper's death.

      At December 31, 1997 and 1996, 197,400 and 225,900 shares, respectively, of Class A common stock were reserved for conversion of Class B common stock and for the exercise of stock warrants outstanding.

      In July 1998, as authorized by Arista's Board, Arista paid a dividend of $279,951 to the Company.

      In April 1996, as authorized by Arista's Board, Arista paid a dividend of $111,684 to the Company.

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

11. INCOME TAXES

      At December 31, 1998 and 1997 deferred tax assets aggregated $778,578 and $1,460,170 (including NOL carryforward of $405,089), respectively, and deferred tax liability aggregated $19,268 and $1,737,941, respectively, as follows:

                                                      1998          1997
                                                  -----------   -----------
      Deferred tax asset:
          Commissions payable                     $        --   $   366,239
          Investment in securities                     40,152        22,588
          Reinsurance                                      --       656,974
          Other assets                                     --         9,280
          Accounts payable and accrued expenses       738,426            --
          Loss carryforward                                --       405,089
                                                  -----------   -----------
             Total deferred tax asset                 778,578     1,460,170
                                                  -----------   -----------
      Deferred tax liability:
          Deferred acquisition costs                       --       188,915
          Other assets                                     --       153,785
          Claims liabilities                           19,268       172,965
          Reinsurance due                                  --     1,161,478
          Accounts payable and accrued expenses            --        60,798
                                                  -----------   -----------
             Total deferred tax liability              19,268     1,737,941
                                                  -----------   -----------
             Net deferred tax asset (liability)   $   759,310   $  (277,771)
                                                  ===========   ===========

      The following is a reconciliation of the statutory U.S. Federal income tax rate to the effective tax rate as reflected in the accompanying consolidated statements of operations for continuing operations:

                                                      1998                      1997                      1996
                                             -----------------------    ----------------------   ----------------------
                                                          Percentage                Percentage               Percentage
                                                           of pretax                 of pretax                of pretax
                                               Amount       income        Amount      income       Amount      income
                                             ---------    ----------    ---------   ----------   ---------   ----------
Income (loss) before income taxes from
   continuing operations                     $(381,562)                $  129,633               $   39,496
                                             =========                  =========                =========
Tax provision (benefit) at statutory rates   $(129,731)     (34.0)     $   44,075     34.0      $   13,429         34.0
Increase in income taxes resulting from:
   State franchise and local taxes, net
      of federal benefit                       (13,577)     (3.56)          6,482      5.0           1.974          5.0
                                             ---------      -----       ---------     ----       ---------         ----
Income tax provision (benefit)               $(143,308)     (37.6)      $  50,557     39.0       $  15,403         39.0
                                             =========      =====       =========     ====       =========         ====

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

11. INCOME TAXES (Continued)

      The provision (benefit) for income taxes consists of the following at December 31, 1998, 1997, and 1996:

                                          1998           1997           1996
                                      -----------    -----------    -----------
Currently payable (benefit):
    Federal                           $ 1,138,622    $   130,550    $        --
    State and local                       584,109        212,505         70,436
                                      -----------    -----------    -----------

                                        1,722,731        343,055         70,436
                                      -----------    -----------    -----------

Deferred tax asset:
    January 1,                         (1,055,081)      (974,920)    (1,025,739)
    December 31,                         (778,578)    (1,055,081)      (974,920)
                                      -----------    -----------    -----------

       Net change                         276,503        (80,161)        50,819
                                      -----------    -----------    -----------

Deferred tax liability:
    January 1,                          1,737,941      1,608,087      1,648,166
    December 31,                           19,268      1,737,941      1,608,087
                                      -----------    -----------    -----------

       Net change                      (1,718,673)       129,854        (40,079)
                                      -----------    -----------    -----------

       Net deferred tax effect         (1,442,170)        49,693         10,740
                                      -----------    -----------    -----------

       Income tax provision
           before NOL benefit             280,561        392,748         81,176

Net operating loss benefit                     --             --       (554,838)
                                      -----------    -----------    -----------

Net income tax provision (benefit)        280,561        392,748       (473,662)

Tax provision (benefit) applicable to
    discontinued operations               423,869        342,191       (489,065)
                                      -----------    -----------    -----------

Tax provision (benefit) applicable
    to continuing operations          $  (143,308)   $    50,557    $    15,403
                                      ===========    ===========    ===========

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

12. DISCONTINUED OPERATIONS

      As discussed in Note 2, in November 1998 the Company and Arista ceded its insurance business to The Guardian. The cession resulted in a gain of $838,171, net of income taxes of $530,719. The operating results have been restated to exclude the discontinued operations as follows:

                                                                  Years Ended December 31,
                                                        --------------------------------------------
                                                            1998            1997            1996
                                                        ------------    ------------    ------------
Revenue (Notes 2, 3, 4, 14 and 17):
    Gross earned premiums                               $  9,792,264    $ 20,763,439    $ 23,160,259
    Ceded earned premiums                                  4,630,632      10,381,719      11,580,129
                                                        ------------    ------------    ------------
           Net earned premiums                             5,161,632      10,381,720      11,580,130
                                                        ------------    ------------    ------------
Expenses (Notes 2, 4 and 14):
    Underwriting:
        Gross claims incurred                              4,889,920      12,212,694      15,288,310
        Ceded claims incurred                              2,362,164       6,106,347       7,644,155
                                                        ------------    ------------    ------------
           Net claims incurred                             2,527,756       6,106,347       7,644,155
                                                        ------------    ------------    ------------
        Gross commissions incurred                         2,273,006       3,907,264       4,206,730
        Ceded commissions incurred                         1,637,774       3,937,966       3,559,620
                                                        ------------    ------------    ------------
           Net commissions incurred (earned)                 635,232         (30,702)        647,110
                                                        ------------    ------------    ------------
           Total underwriting expenses                     3,162,988       6,075,645       8,291,265
    General and administrative expenses                    2,272,616       3,942,640       4,220,536
                                                        ------------    ------------    ------------
           Total expenses before charge for com-
               pensation expense resulting from the
               exercise of options and warrants            5,435,604      10,018,285      12,511,801
    Compensation expense resulting from the
        exercise of options and warrants (Note 19)                --              --         757,350
                                                        ------------    ------------    ------------
           Total expenses                                  5,435,604      10,018,285      13,269,151
                                                        ------------    ------------    ------------
           Income (loss) from discontinued operations
               before income tax provision (benefit)        (273,972)        363,435      (1,689,021)
                                                        ------------    ------------    ------------
Provision (benefit) for income taxes (Note 11):
    Income tax provision (benefit)                          (106,850)        342,191          65,773
    Net operating loss benefit                                    --              --        (554,838)
                                                        ------------    ------------    ------------
    Net provision (benefit)                                 (106,850)        342,191        (489,065)
                                                        ------------    ------------    ------------
           Income (loss) from discontinued
               operations                               $   (167,122)   $     21,244    $ (1,199,956)
                                                        ============    ============    ============

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

13. NET INCOME (LOSS) PER COMMON SHARE

      The following table reconciles the income (loss) and the weighted average shares used in the net income (loss) per common share calculation for the years ended December 31, 1998, 1997 and 1996, respectively.

                                              Net
                                             Income                    Per Share
                                             (Loss)         Shares      Amount
                                          -----------    -----------   ---------

Year Ended December 31, 1998:
Basic EPS                                 $   432,795      2,617,500    $   .17
Effects of dilutive securities: None               --             --         --
                                          -----------    -----------    -------

Diluted EPS                               $   432,795      2,617,500    $   .17
                                          ===========    ===========    =======

Year Ended December 31, 1997:
Basic EPS                                 $   100,320      2,617,500    $   .04
Effects of dilutive securities: None(1)            --             --         --
                                          -----------    -----------    -------

Diluted EPS                               $   100,320      2,617,500    $   .04
                                          ===========    ===========    =======

Year Ended December 31, 1996:

Basic EPS - previously reported           $(1,175,863)     2,617,500    $  (.45)
Effects of restatement to comply with
   FASB Statement No. 128                          --       (319,750)      (.06)
                                          -----------    -----------    -------
Basic EPS - as restated                    (1,175,863)     2,297,750       (.51)
Effects of dilutive securities: None(2)            --             --         --
                                          -----------    -----------    -------

Diluted EPS                               $(1,175,863)     2,297,750    $  (.51)
                                          ===========    ===========    =======

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

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

14. REINSURANCE

      Effective October 1, 1995, Arista entered into a reinsurance agreement with The Cologne (see Notes 6 and 8) whereby Arista ceded by way of reinsurance, a 50% quota share participation in Arista's insurance business, both for policies in force as of October 1, 1995 and for all new insurance business written or acquired on or after October 1, 1995. The agreement called for Arista to pay to The Cologne its proportionate share of the gross premium written less a provisional ceding commission of 25%, which includes premium tax, less The Cologne's proportionate share of the gross losses applicable to this business. The provisional ceding commission was adjusted quarterly. At December 31, 1997 and 1996, $158,721 and $93,121, respectively, were accrued by Arista under this agreement. The agreement allowed Arista an annual profit commission of 2% of gross earned premiums ceded to The Cologne, if a certain loss ratio was achieved. The agreement was terminated in March 1998, effective January 1, 1998.

      From January 1, 1998 to June 30, 1998, Arista entered into a Quota Share Reinsurance Treaty with The Guardian whereby Arista ceded by way of reinsurance a 50% participation in Arista's insurance business, both for policies in force as of January 1, 1998 and for business written or acquired on or after January 1, 1998.

      As discussed in Note 2, effective as of July 1, 1998 the Company agreed to cede to The Guardian all of Arista's liabilities under each and every policy of the Insurance that had been underwritten by Arista. Arista discontinued sales of the Insurance, effective November 12, 1998.

      Ceded transactions for the years ended December 31, 1998 and 1997 were as follows:

                                         Gross           Ceded           Net
                                        Amount          Amount          Amount
                                      ----------      ----------      ----------

      1998
          Premium receivable          $       --      $       --      $       --
          Claims liabilities          $       --      $       --      $       --
          Unearned premiums           $       --      $       --      $       --
          Commissions payable         $       --      $       --      $       --

      1997
          Premium receivable          $2,978,600      $1,489,300      $1,489,300
          Claims liabilities          $3,391,950      $1,695,975      $1,695,975
          Unearned premiums           $1,464,800      $  732,400      $  732,400
          Commissions payable         $  729,912      $  939,075      $1,668,978

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

14. REINSURANCE (Continued)

      A contingent liability existed with respect to reinsurance ceded which would become a liability of Arista and the Company in the event that The Cologne was unable to meet the obligations assumed under the reinsurance agreement.

15. INVESTMENTS

      Investments at December 31, 1998 and 1997 consisted of the following types:

                                                1998         1997
                                             ----------   ----------

            Held-to-maturity securities      $2,618,068   $2,630,453
            Available-for-sale securities         3,552        9,250
            Trading securities                       87           85
                                             ----------   ----------

                                             $2,621,707   $2,639,788
                                             ==========   ==========

      Trading securities are adjusted to fair value and carried in the accompanying financial statements. The aggregate fair value, gross unrealized holding gains, gross unrealized holding losses, and amortized cost for available-for-sale and held-to-maturity securities by major security type at December 31, 1998 and 1997 are as follows:

                                            Available-for-sale securities
                                    --------------------------------------------
                                                  Gross       Gross
                                    Amortized  Unrealized  Unrealized     Fair
                                      Cost       Gains       Losses       Value
                                    ---------  ----------  ----------    -------

December 31, 1998:
   Redeemable preferred securities   $31,524     $    --     $27,972     $ 3,552
                                     -------     -------     -------     -------

                                     $31,524     $    --     $27,972     $ 3,552
                                     =======     =======     =======     =======

December 31, 1997:
   Redeemable preferred securities   $31,524     $    --     $22,274     $ 9,250
                                     -------     -------     -------     -------

                                     $31,524     $    --     $22,274     $ 9,250
                                     =======     =======     =======     =======

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

15. INVESTMENTS (Continued)

                                           Held-to-maturity securities
                               -------------------------------------------------
                                               Gross        Gross
                               Amortized    Unrealized   Unrealized      Fair
                                 Cost         Gains        Losses        Value
                               ----------   ----------   ----------   ----------

December 31, 1998:
   U.S. Treasury securities    $2,618,068   $   58,927   $       --   $2,676,995
                               ----------   ----------   ----------   ----------

                               $2,618,068   $   58,927   $       --   $2,676,995
                               ==========   ==========   ==========   ==========

December 31, 1997:
   U.S. Treasury securities    $2,630,453   $    8,373   $    5,922   $2,632,904
                               ----------   ----------   ----------   ----------

                               $2,630,453   $    8,373   $    5,922   $2,632,904
                               ==========   ==========   ==========   ==========

      Pursuant to New York State insurance regulations, Arista maintains a mandatory trust fund with the Bank of New York containing U.S. Treasury securities with a carrying value of approximately $2,115,444 and $2,124,513 at December 31, 1998 and 1997, respectively.

                                Investment Income

      Net investment income for the years ended 1998, 1997 and 1996 consisted of the following:

                                                    1998       1997       1996
                                                  --------   --------   --------

Interest and dividends:
   Bonds and long-term investments                $152,794   $148,582   $161,812
   Short-term investments                          356,168    328,765    258,391
                                                  --------   --------   --------

      Total interest and dividends                 508,962    477,347    420,203

Interest on note receivable from related party      34,894     36,566     20,336
                                                  --------   --------   --------

      Total investment income                     $543,856   $513,913   $440,539
                                                  ========   ========   ========

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

15. INVESTMENTS (Continued)

      Realized and unrealized gains and losses on investments for the years ended December 31, 1998, 1997 and 1996 consisted of the following:

                                                    1998       1997       1996
                                                  --------   -------    -------
      Realized gains (losses)
        Redeemable preferred securities           $     --   $(2,625)   $  (208)
        Equity securities                               --       106         --
                                                  --------   -------    -------

          Total realized losses                         --    (2,519)      (208)
                                                  --------   -------    -------

      Unrealized losses
        Equity securities                               --      (194)      (159)
                                                  --------   -------    -------

          Total unrealized losses                       --      (194)      (159)
                                                  --------   -------    -------

          Net investment losses                   $     --   $(2,713)   $  (367)
                                                  ========   =======    =======

                               Investment Maturity

      The following schedule sets forth the respective maturity dates as at December 31, 1998:

                                                Available-for-sale securities
                                                -----------------------------
                                                                      Fair
                                                   Cost               Value
                                                ----------         ----------

      Due after one year through five years     $   31,524         $    3,552
                                                ==========         ==========

                                                 Held-to-maturity securities
                                                 ---------------------------
                                                                      Fair
                                                   Cost               Value
                                                ----------         ----------

      Within one year                           $  627,678         $  630,976
      Due after one year through five years      1,462,476          1,504,224
      Due after five years through ten years       527,914            541,795
                                                ----------         ----------

             Total                              $2,618,068         $2,676,995
                                                ==========         ==========

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

16. STATUTORY MATTERS

      The following is a reconciliation of Arista's net stockholder's equity and net income (loss) determined on the statutory basis of accounting required by insurance regulation to amounts of equity and net income (loss) included in the financial statements of Arista prepared on the basis of generally accepted accounting principles for each of the years ended December 31, 1998, 1997, and 1996:

                                                        1998           1997           1996
                                                    -----------    -----------    -----------
Capital and surplus reported for SAP purposes       $ 7,358,551    $ 6,206,020    $ 6,175,568

Add (deduct):
    Inclusion of nonadmitted assets                   1,057,468      2,624,539      1,956,065
    Surplus notes payable                                    --     (3,000,000)    (3,000,000)
    Deferred costs, net of tax                               --         66,158        205,689
    Claims reserves, net of tax                              --        548,059        509,495
    Unrealized depreciation on marketable
        securities, net                                  11,613        (26,471)       (31,425)
    Other, net of tax                                    (6,225)       217,267         18,427
    Adjustment to premiums receivable, net of tax            --        533,443        533,443
    Prior period tax over accrual                       (92,687)      (330,248)      (359,082)
    Realized gain on investments, net of tax                 --        (27,370)       (27,720)
    NOL carryforward                                         --             --         34,500
                                                    -----------    -----------    -----------

           Stockholder's equity reported in
               Arista's financial statements        $ 8,328,720    $ 6,811,397    $ 6,014,960
                                                    ===========    ===========    ===========

Net income (loss) reported for SAP purposes         $ 2,865,411    $   698,926    $   (61,398)
Add (deduct):
    Deferred costs, net of tax                         (182,947)      (139,531)      (235,532)
    Other, net of tax                                  (145,306)       164,339        (51,902)
    Claims reserves, net of tax                        (326,898)        38,564        (49,698)
    Realized gain on investments, net of tax                 --            350          6,133
    Income tax expense differences                     (407,289)        28,834          1,800
                                                    -----------    -----------    -----------

           Net income (loss) reported in Arista's
               financial statements                 $ 1,802,971    $   791,482    $  (390,597)
                                                    ===========    ===========    ===========

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

16. STATUTORY MATTERS (Continued)

      Arista was in compliance with the NYSID minimum statutory capital and surplus requirement at December 31, 1998, 1997 and 1996.

      Under the New York State Insurance Law, Arista may pay dividends only out of its statutory earned surplus. In addition, the maximum amount of dividends that may be paid in any twelve-month period without regulatory approval is the lesser of the adjusted net investment income or 10% of its surplus. Arista paid dividends of $279,951 and $111,684 during 1998 and 1996, respectively.

      On February 1, 1999, Arista's Board of Directors approved a dividend in the amount of $167,526, based on its last filed statement at September 30, 1998, to be paid to the Company. The dividend was paid to the Company on February 2, 1999.

      In March 1999, the NYSID approved an extraordinary cash dividend of $4,000,000, based on their review of Arista's filed December 31, 1998 Annual Statement, on the condition that there has been no event that has significantly impacted upon Arista's last reported surplus as regards policyholders.

17. INDUSTRY SEGMENTS

      Effective July 1, 1998, Arista ceded its insurance segment to The Guardian and discontinued sales of the Insurance effective November 11, 1998. The Company concurrently entered into a TPA Agreement with The Guardian, effective July 1, 1998. The Company also provides third party administrative services for other insurance companies. Arista was engaged principally in the business of writing disability insurance policies in New York State. In 1993 the Company amended the charter and license of Arista to write glass insurance which is part of the property and casualty line of business. Revenues and profit and loss by segment for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                    Discontinued   Administrative
                                      Insurance        Service      Consolidated
                                       Segment         Segment          Total
                                    -----------      -----------    -----------
               1998
Revenues from outside customers     $ 9,792,264      $ 1,483,080    $11,275,344
Major customers                     $        --      $ 1,406,732    $ 1,406,732
Income (loss) before income taxes   $ 1,094,918      $  (381,562)   $   713,356

                                                                     (Continued)

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

17. INDUSTRY SEGMENTS (Continued)

                                    Discontinued   Administrative
                                      Insurance        Service      Consolidated
                                       Segment         Segment          Total
                                    -----------      -----------    -----------
               1997
Revenues from outside customers     $ 20,763,439    $    351,346   $ 21,114,785
Major customers                     $  2,505,370    $         --   $  2,505,370
Income before income taxes          $    363,435    $    129,633   $    493,068

               1996
Revenues from outside customers     $ 23,160,259    $    260,664   $ 23,420,923
Major customers                     $  2,468,331    $         --   $  2,468,331
Income (loss) before income taxes   $ (1,689,021)   $     39,496   $ (1,649,525)

18. MAJOR CUSTOMER

      For the year ended December 31, 1998, third party administrative fees from The Guardian represented approximately 95% of the Company's total revenues from continuing operations and 12% of the consolidated total revenues from continuing and discontinued segments (see Note 17).

      For the year ended December 31, 1996, one group, the Federation of Jewish Philanthropies ("FOJP"), accounted for approximately 11% of Arista's consolidated revenues from continuing and discontinued segments. No other customer accounted for 10% or more of the Company's consolidated total revenues or Arista's revenues in the year ended December 31, 1996. For the year ended December 31, 1997, no one group accounted for 10% or more of Arista's revenues. However, Arista underwrote disability insurance for two large groups with combined earned premiums of approximately $2,505,000 in 1997.

19. FOURTH QUARTER ADJUSTMENT

      During the fourth quarter of 1996, the Company recorded a charge to operations of $757,350 ($0.29 per share), representing compensation resulting from the exercise of stock warrants and options by certain officers of the Company and Arista.

20. YEAR 2000

      The Company has begun converting its computer systems so as to be year 2000 compliant. The Company expects this conversion to be completed by the middle of 1999. Expenditures for the Year 2000 Project were $20,500 in 1998 and are expected to be less than $1,000 in 1999. All costs associated with these system changes are charged against income in the period incurred.

                             ARISTA INVESTORS CORP.

                                   SCHEDULE I
                       SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES

                                December 31, 1998

                                                                       Amount
                                             Cost or                  shown in
                                            amortized     Market     the balance
               Type of Investment             cost        value         sheet
-----------------------------------------  ----------   ----------   ----------

Held-to-maturity securities:
  United States Government and government
    agencies and authorities               $2,618,068   $2,676,995   $2,618,068

Available-for-sale securities:
  Redeemable preferred stocks                  31,524        3,552        3,552

Trading securities:
  Common stock                                    279           87           87
                                           ----------   ----------   ----------

                                           $2,649,871   $2,680,634   $2,621,707
                                           ==========   ==========   ==========

                        See independent auditors' report.

                             ARISTA INVESTORS CORP.
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (Parent Company Only)
                                 BALANCE SHEETS

                                                              December 31,
                                                       -------------------------
                                                           1998          1997
                                                       -----------   -----------
                                   A s s e t s
Investment in subsidiaries                             $ 8,727,163   $ 7,181,474
Cash and equivalents                                     1,208,832       248,256
Receivable from third party administration                 748,797            --
Prepaid expenses and other assets                          383,838       187,092
Furniture and equipment - net                               75,707            --
Deferred tax asset                                       1,066,834       738,049
                                                       -----------   -----------
      Total assets                                     $12,211,171   $ 8,354,871
                                                       ===========   ===========

                      Liabilities and Stockholders' Equity
Liabilities:
   Accounts payable and accrued expenses               $ 1,728,208   $   495,162
   Due to subsidiaries, net                              3,679,354     1,488,895
                                                       -----------   -----------
      Total liabilities                                  5,407,562     1,984,057
Stockholders' equity                                     6,803,609     6,370,814
                                                       -----------   -----------
      Total liabilities and stockholders' equity       $12,211,171   $ 8,354,871
                                                       ===========   ===========

                            STATEMENTS OF OPERATIONS

                                                      Years Ended December 31,
                                              ---------------------------------------
                                                  1998          1997          1996
                                              -----------    ---------    -----------
Revenue:
  Third party administrative services         $ 1,283,664    $      --    $        --
  Investment income                                42,893       48,061         33,158
                                              -----------    ---------    -----------
                                                1,326,557       48,061         33,158
Expenses:
  General and administrative expenses           3,349,409      897,520      1,337,158
                                              -----------    ---------    -----------
    Loss from operations before income
      tax benefits and equity in net
      income (loss) of subsidiaries            (2,022,852)    (849,459)    (1,304,000)
Income tax expense (benefits)                    (741,691)    (265,284)      (693,367)
                                              -----------    ---------    -----------
    Loss from operations before equity in
      net income (loss) of subsidiaries        (1,281,161)    (584,175)      (610,633)
Equity in net income (loss) of subsidiaries     1,713,956      684,495       (565,230)
                                              -----------    ---------    -----------
    Net income (loss)                         $   432,795    $ 100,320    $(1,175,863)
                                              ===========    =========    ===========

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Arista Investors Corp. as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998.

                                   (Continued)

                             ARISTA INVESTORS CORP.
                             SCHEDULE II - Continued
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (Parent Company Only)
                            STATEMENTS OF CASH FLOWS

                                                                 Years Ended December 31,
                                                         -----------------------------------------
                                                            1998           1997           1996
                                                         -----------    -----------    -----------
Cash flows from operating activities:
    Net income (loss)                                    $   432,795    $   100,320    $(1,175,863)
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
        Depreciation                                          24,679          1,404          1,629
        Equity in net (income) loss of subsidiaries       (1,713,956)      (684,495)       565,230
        Compensation arising from exercise of options
           and warrants                                           --             --        757,350
    Increase (decrease) in assets and liabilities:
        Receivable from third party administration          (748,797)            --             --
        Due to subsidiaries                                2,190,459        540,832        (97,323)
        Prepaid expenses and other assets                   (196,746)       (69,238)         7,128
        Deferred tax asset                                  (328,785)      (290,452)      (447,597)
        Accounts payable and accrued expenses              1,233,046        184,569        153,805
                                                         -----------    -----------    -----------

           Net cash used in operating activities             892,695       (217,060)      (235,641)
                                                         -----------    -----------    -----------

Cash flows from investing activities:
    Furniture and equipment acquired                        (100,386)            --             --
                                                         -----------    -----------    -----------

           Net cash provided by investing activities        (100,386)            --             --
                                                         -----------    -----------    -----------

Cash flows from financing activities:
    Issuance of Class A common stock                              --             --        395,300
    Dividend from subsidiary                                 168,267             --             --
                                                         -----------    -----------    -----------

           Net cash provided by financing activities         168,267             --        395,300
                                                         -----------    -----------    -----------

           Increase (decrease) in cash and equivalents       960,576       (217,060)       159,659

Cash and equivalents:
    Beginning of year                                        248,256        465,316        305,657
                                                         -----------    -----------    -----------

    End of year                                          $ 1,208,832    $   248,256    $   465,316
                                                         ===========    ===========    ===========

                                   (Continued)

                             ARISTA INVESTORS CORP.
                             SCHEDULE II - Continued
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (Parent Company Only)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                        Years Ended December 31,
                                                ---------------------------------------
                                                    1998          1997          1996
                                                -----------   -----------   -----------
Supplemental cash flow disclosure:
  Cash paid during the year for:
    Income taxes                                $    26,380   $    27,720   $    21,510
                                                ===========   ===========   ===========

    Interest                                    $        --   $        --   $        --
                                                ===========   ===========   ===========

Supplemental disclosures of noncash investing
  activities:
    The Company issued Class A common stock
      in connection with the exercise of
      stock options and warrants as follows:
        Secured promissory note receivable      $        --   $        --   $  (500,000)
        Compensation expense                             --            --      (757,350)
        Issuance of Class A common stock                 --            --     1,652,650
                                                -----------   -----------   -----------

          Cash received                         $        --   $        --   $   395,300
                                                ===========   ===========   ===========

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Arista Investors Corp. as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998.

                                   (Continued)

                             ARISTA INVESTORS CORP.

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (Parent Company Only)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                        December 31, 1998, 1997 and 1996

1.    Basis of Presentation

      Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Information of the Registrant does not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is therefore suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report as referenced in Form 10-K, Part II, Item 8, pages F-1 to F-38.

2.    Cash Dividends from Subsidiary

      Arista paid dividends to the Company in the amount of $279,951 and $111,684 in July 1998 and April 1996, respectively. On February 1, 1999, Arista's Board of Directors approved a dividend in the amount of $167,526, based on its last filed statement at September 30, 1998, to be paid to the Company. The dividend was paid to the Company on February 2, 1999.

      The Company anticipates making a distribution to its stockholders of a portion of the proceeds from the cession of the Insurance and the proceeds from the disposition of the stock of Arista, pursuant to a plan of partial liquidation. Since the closing of the cession of the Insurance to The Guardian on November 12, 1998, the Department approved Arista's return of capital to the Registrant in the amount of $2,492,000 and an extraordinary dividend of $4,000,000 based on a review of Arista's filed December 31, 1998 Annual Statutory Statements.


                        See independent auditors' report.

                             ARISTA INVESTORS CORP.

                                  SCHEDULE III
                        SUPPLEMENTAL SEGMENT INFORMATION

                     Years Ended December 31, 1998 and 1997

                                                Future
                                                Policy
                                               Benefits,                       Other                                      Benefit,
                                                Losses,                       Policy                                       Claims,
                                Deferred        Claims                      Claims and                       Net        Losses and
                                 Policy        and Loss       Unearned       Benefits        Premium      Investment    Settlement
           Segment             Acquisition     Expenses       Premiums        Payable        Revenue        Income        Expenses
          Column A              Column B       Column C       Column D       Column E       Column F       Column G       Column H
---------------------------   ------------   ------------   ------------   ------------   -----------    -----------    -----------
        1998
Disability insurance            $     --      $       --     $        --    $             $ 5,161,632     $ 290,507     $ 2,428,769

Property and casualty                 --              --              --            --             --            --              --

Third party administrative
   service                            --              --              --            --      1,483,080       253,349              --
                                --------      ----------     -----------    ----------    -----------     ---------     -----------

                                $     --      $       --     $        --    $       --    $ 6,644,712     $ 543,856     $ 2,428,769
                                ========      ==========     ===========    ==========    ===========     =========     ===========


        1997
Disability insurance            $484,398      $3,391,950     $ 1,464,800    $       --    $10,381,720     $ 513,913     $ 6,106,347

Property and casualty                 --              --              --            --             --            --              --

Third party administrative
   service                            --              --              --            --        351,346            --              --
                                --------      ----------     -----------    ----------    -----------     ---------     -----------

                                $484,398      $3,391,950     $ 1,464,800    $       --    $10,733,066     $ 513,913     $ 6,106,347
                                ========      ==========     ===========    ==========    ===========     =========     ===========

                              Amortization
                               of Deferred
                                 Policy         Other
                               Acquisition    Operating      Premiums
           Segment                Costs        Expenses      Written
          Column A              Column I       Column J      Column K
---------------------------   -----------    -----------   ----------
        1998
Disability insurance           $ 484,398     $ 2,272,616   $  9,806,464

Property and casualty                 --              --             --

Third party administrative
   service                            --       2,427,321             --
                               ---------     -----------   ------------

                               $ 484,398     $ 4,699,937   $  9,806,464
                               =========     ===========   ============


        1997
Disability insurance           $ 319,775     $ 4,332,163   $ 20,830,859

Property and casualty                 --              --             --

Third party administrative
   service                            --              --             --
                               ---------     -----------   ------------

                               $ 319,775     $ 4,332,163   $ 20,830,859
                               =========     ===========   ============

                        See independent auditors' report.

                             ARISTA INVESTORS CORP.

                                   SCHEDULE IV
                                   REINSURANCE

                          Year Ended December 31, 1998

                                                                          Percentage
                                     Ceded       Assumed                  of Amount
                         Gross      to Other    from Other      Net       Assumed to
                        Amount    Companies(1)  Companies      Amount     Net Amount
                      ----------   ----------   ----------   ----------   ----------
Life insurance
    in force          $       --   $       --   $       --   $       --         -0-%
                      ==========   ==========   ==========   ==========   ==========

Premiums:
    Life insurance    $       --   $       --   $       --   $       --         -0-%
    Accident and
        health         9,792,264    4,630,632           --    5,161,632         -0-%
    Property and
        liability             --           --           --           --         -0-%
    Title insurance           --           --           --           --         -0-%
                      ----------   ----------   ----------   ----------   ----------

                      $9,792,264   $4,630,632   $       --   $5,161,632         -0-%
                      ==========   ==========   ==========   ==========   ==========

(1) No amount of reinsurance expense has been netted against premium ceded.

                        See independent auditors' report.

EXHIBITS

10.46 Employment Agreement between Peter Norton and the Company (including Employment Agreement Assignment, dated as of February 1, 1999)

27      Financial Data Schedule