Form 10-K405/A
period 1998-12-31
ARISTA INVESTORS CORP
filed 1999-04-30
CIK 799902

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                   FORM 10-K/A

                                 Amendment No. 1

(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _________________________ December 31, 1998

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

                         Commission File Number 0-16520

                             ARISTA INVESTORS CORP.
                             ----------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             13-2957684
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

  116 John Street, New York, New York                               10038
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: (212) 964-2150
                                                    --------------

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

                        Yes:  |X|         No:|_|

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The names of the directors, executive officers, their ages, positions with the Registrant, Arista, and The Collection Group, Inc ("Collection"), and tenure as directors of the Registrant, are set forth below:

                                                                                                     Director of
                                                                                                     the Registrant
Name                           Age                 Position                                          Since
----                           ---                 --------                                          --------------
Bernard Kooper*                73                  Chairman of the Boards of Directors                   1978
                                                   of the Registrant, Arista, and Collection

Stanley S. Mandel**            64                  President and Director of the Registrant              1983
                                                   and Arista, and Director of Collection

Susan J. Hall                  55                  Senior Vice President, Treasurer and Secretary          --
                                                   of the Registrant and Arista, and Controller
                                                   and Director of Arista

Peter J. Norton                54                  Vice President of the Registrant and Arista             --

Louis H. Saltzman*             48                  Director of the Registrant                            1981
                                                   and Arista, and Director
                                                   of Collection

Richard P. Farkas**            74                  Director of the Registrant and Arista                 1991

J. Martin Feinman**            74                  Director of the Registrant, Arista, and               1978
                                                   Collection, and Secretary of Collection

Daniel Glassman*               70                  Director of the Registrant and Arista                 1994

Michael B. Krasner*            58                  Director of the Registrant and Arista                 1999

------------------------------
*    Elected by the Class B Stockholder
**   Elected by the Class A Stockholders

            Bernard Kooper has served as Chairman of the Board of Directors of the Registrant since its inception, Chairman of the Board of Directors of Arista since June 1986, and Chairman of the Board of Directors of Collection since June 1991. Mr. Kooper served as President of the Registrant from its inception to the Closing Date of the transactions contemplated by the Treaty and TPA Agreement (the "Transaction"). Since 1971, he has served as President and sole stockholder of Bernard Kooper Life Agency, Inc. and Bernard Kooper Associates, Inc., life and accident and health general agents in New York, New York. Since 1968, he has also served as Vice President and a principal stockholder of Fischman-Kooper, Inc., a multi-line insurance agency located in Roslyn Heights, New York. Mr. Kooper is the father-in-law of Louis H. Saltzman.

            Stanley S. Mandel has served as President of the Registrant since the Closing Date of the Transaction and also as a Director of the Registrant, and President and a Director of Arista since August 1983. From August 1993 until the Closing Date of the Transaction, Mr. Mandel served as Executive Vice President of the Registrant. Since June 1991, he has served as a Director of Collection. He is also a director of Micro- Medical Industries, Inc. and President and Chairman of the Board of Directors of Kingsbrook Jewish Medical Center.

            Susan J. Hall has served as Senior Vice President and Treasurer of the Registrant and Arista since March 1988, as Secretary of the Registrant and Arista since the Closing Date of the Transaction and as a Director of Arista since June 1987. Since October 1986, she has served as Controller of Arista.

            Peter J. Norton has served as Vice President of the Registrant since February 1, 1999, effective the Closing Date of the Transaction, and Vice President of Arista since July 1, 1994.

            Louis H. Saltzman has served as a Director of the Registrant and Arista since May 1981. From May 1981 until the Closing Date of the Transaction, Mr. Saltzman served as Secretary of the Registrant and Arista. Since June 1991, he has served as a Director of Collection. Since March 31, 1997, Mr. Saltzman has served as Vice President, a Director and a principal stockholder of the Saltzman-American Business Agency, Inc., a life and health general agency in Manhasset, New York. Since January 1989, he served as President and sole stockholder of The Saltzman/Kooper Agency, Inc., a life, accident and health general agency in New York, New York. Mr. Saltzman is the son-in-law of Bernard Kooper.

            Richard P. Farkas has served as a Director of the Registrant since September 1991 and as a Director of Arista since June 1988. From June 1988 to June 1990, he also served as a Director of the Registrant. He is also Chairman and Chief Executive Officer of IMC International Management Consultants, Inc., a provider of business and management consulting services. Mr. Farkas is also a director of Waterchef, Inc. and Ta Lenman, Inc.

            J. Martin Feinman has served as a Director of the Registrant since its inception, and has served as a Director of Arista since May 1981. Since June 1991, he has served as a Director and Secretary of Collection. From 1950 until November 1992, Mr. Feinman served as President of Olde England Paint and Varnish Corporation, a distributor of paint products, located in Brooklyn, New York.

            Daniel Glassman has served as a Director of the Registrant since October 1994 and has served as a Director of Arista since June 1982. From 1971 to 1991, he served as Vice President-Finance and Director of Lea Ronal, Inc, a chemical specialties manufacturer. He is the President and sole stockholder of CSA, Inc., a clothing manufacturer, and a principal stockholder of JLT Corp., a clothing manufacturer.

            Michael B. Krasner has served as a Director of the Registrant since April 13, 1999. Mr. Krasner has also served as a Director of Arista since its inception. Since 1988, he has also served as President of Louis D. Krasner, Inc., a multi-line insurance agency located in Rockville Centre, New York.

            The terms of office of all officers and directors expire at the time of the Annual Meeting of Stockholders. Noah Fischman, a Director of the Registrant elected by the Class B Stockholder and a Director of Arista, resigned as a director on April 13, 1999.

            The holder of the Class B Common Stock has the right to elect a majority of the Registrant's Board of Directors. In addition, such holder has the right to vote as a separate class upon any merger, reorganization, recapitalization, liquidation, dissolution, or winding-up, sale, transfer or hypothecation of all or a substantial portion of the assets of the Registrant, and with regard to any amendment to the certificate of incorporation which affects the number or par value, or adversely alters or changes powers, preferences, voting power or special rights of the shares of the Class B Common Stock.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

      The following table shows, for the three most recently ended fiscal years ended December 31, the cash compensation paid or accrued for those years to the President of the Registrant and to each of the four most highly compensated executive officers of the Registrant and/or Arista whose aggregate annual salary and bonus paid in compensation for services rendered in all the capacities in which they served exceeded $100,000 for the Registrant's last fiscal year (each, a "Named Executive"):

                           SUMMARY COMPENSATION TABLE

                                                                                                 Long-Term Compensation
                                                                                    ------------------------------------------------
                                                 Annual Compensation                        Awards                  Payouts
                                    ----------------------------------------------  ---------------------   ------------------------
Name and                                                              Other         Restricted                            All Other
Principal                                                             Annual          Stock      Options/     LTIP      Compensation
Position                            Year     Salary($)  Bonus($)   Compensation($)   Awards($)   SARs (#)   Payouts($)   ($)(4)(6)
--------                            ----     ---------  --------   ---------------   ---------   --------   ----------   ---------
Bernard Kooper -
Chairman of the Boards of
Directors of the Registrant,         1996    150,000     10,000       492,750(7)          -0-         -0-        -0-       35,950
Arista and Collection(1)(4)(5)       1997    150,000     35,000            -0-            -0-         -0-        -0-       35,950
                                     1998    150,000         -0-           -0-            -0-         -0-        -0-       35,950(6)

Stanley S. Mandel -
President and a Director             1996    208,750     26,000       264,600(7)          -0-         -0-        -0-       27,196
of the Registrant and                1997    208,750     61,000        63,428(8)          -0-         -0-        -0-       28,363
Arista, and a Director               1998    231,519         -0-       25,692(8)          -0-         -0-        -0-       28,363(6)
of Collection(2)(3)(4)(5)

Susan J. Hall -
Senior Vice President,               1996     80,136     12,000            -0-            -0-         -0-        -0-           -0-
Treasurer and Secretary of           1997     84,217         -0-           -0-            -0-         -0-        -0-           -0-
the Registrant and Arista,           1998     90,316         -0-       31,201(8)          -0-         -0-        -0-           -0-
and Controller and Director
of Arista

Peter J. Norton-                     1996    125,000      9,999           -0-(8)          -0-         -0-        -0-        9,600
Vice President of                    1997    125,000         -0-        9,615(8)          -0-         -0-        -0-        9,600
the Registrant                       1998    125,000         -0-        9,615(8)          -0-         -0-        -0-        9,600(6)
and Arista(9)

----------
(1) Effective February 1993, the Registrant entered into an employment agreement with Mr. Kooper which provided Mr. Kooper with a base salary of $150,000 per annum (the "Kooper Employment Agreement"). The Kooper Employment Agreement obliged Mr. Kooper to devote such time as he deemed necessary to perform his duties on behalf of the Registrant (but in no event less than 120 days per year). Mr. Kooper devoted and continues to devote a substantial amount of his time to the activities of Bernard Kooper Life Agency Inc., Bernard Kooper Associates, Inc., Fischman-Kooper, Inc. and other business activities during the year. In July 1994, the Kooper Employment Agreement was amended to, among other things, extend Mr. Kooper's term of employment for an additional three year period, expiring in February 2001. Effective December 10, 1998, the Kooper Employment Agreement was terminated. See Footnote (5) below.

(2) Effective February 1993, Arista entered into an employment agreement with Mr. Mandel which provided Mr. Mandel with a base salary of $208,750 per annum (the "Mandel Employment Agreement"). In July 1994, the Mandel Employment Agreement was amended to, among other things, extend Mr. Mandel's term of employment for an additional three year period, expiring in February 2001. Under the Mandel Employment Agreement, Mr. Mandel was also entitled to annual reimbursements for automobile expenses of up to $9,000 and a non-accountable expense allowance of up to $5,000 per annum and required Arista to obtain a long-term disability benefits policy with benefits of $5,000 per month for Mr. Mandel. Effective December 10, 1998, the Mandel Employment Agreement was terminated. See Footnote (5) below.

(3) Effective on the Closing Date of the Transaction, the Registrant entered into a new employment agreement with Mr. Mandel (the "Mandel Investors Employment Agreement") pursuant to which Mr. Mandel is employed as President of the Registrant for a period ending on the later to occur of (i) the second anniversary of the effective date or (ii) the termination date of the TPA Agreement (the "Employment Period"), and is renewable for an additional period of not more than three years. Pursuant to the Mandel Investors Employment Agreement, Mr. Mandel is to receive a salary of $185,000 per annum, an annual bonus equal to 8% of the Registrant's annual earnings before income taxes and extraordinary or non-recurring items from third party administration operations for such bonus period and a nonaccountable expense allowance equal to $5,000 per annum. The Mandel Investors Employment Agreement may be terminated upon Mr. Mandel's death or disability, with or without "Cause," the occurrence of a "Change of Control" (as those terms are defined in the Mandel Investors Employment Agreement) and the termination of the TPA Agreement. Pursuant to the Mandel Investors Employment Agreement, in the event of a "Change of Control," the Registrant or the successor or surviving corporation, as the case may be, may terminate, assign or assume the Mandel Investors Employment Agreement, provided, however, that any such entity pays Mr. Mandel a sum equal to $370,000. Pursuant to the Mandel Investors Employment Agreement, Mr. Mandel has agreed not to engage in any "Competitive Activity" (as defined in the Mandel Investors Employment Agreement) during the Employment Period and up to a period of one year thereafter, provided, Mr. Mandel is paid a sum equal to $185,000 in twelve equal monthly installments, commencing the month subsequent to such termination.

(4) Each of the Kooper Employment Agreement and Mandel Employment Agreement were amended in July 1994 to provide for a split-dollar insurance policy in the amount of $1,000,000 and $205,000, respectively. Under these agreements, the Registrant and Arista paid the premiums on these policies on behalf of Mr. Kooper and Mr. Mandel for a period of time specified in each agreement. The premium payments are treated as loans to both Mr. Kooper and Mr. Mandel and are collateralized by the underlying policy cash values. For the year ended December 31, 1998, loans aggregating $191,849 and $63,905 were made to Mr. Kooper and Mr. Mandel, respectively, and the cash surrender values of the insurance policies owned by Mr. Kooper and Mr. Mandel were approximately $214,037 and $65,884, respectively. The policies also provide that in the event that Mr. Kooper or Mr. Mandel shall be living on February 16, 2001, each of them will be entitled to a lump sum retirement benefit equal to the amount of premiums paid by the Registrant or Arista, attributable to the cumulative increase in the cash surrender value of the policies during the period ending February 2001. Pursuant to the Kooper Employment Agreement and the Mandel Employment Agreement, the Registrant and Arista are obligated to make lump sum payments on behalf of Mr. Kooper and Mr. Mandel sufficient to render their respective policies "paid up" upon (i) their death (if they predecease their spouse), (ii) one year from a physical or mental disability or (iii) a merger, consolidation, or sale of all or substantially all of the assets of the Registrant or Arista, unless their employment has been terminated for "Cause" (as defined in the employment agreements). Effective upon the termination of the Kooper Employment Agreement and Mandel Employment Agreement on December 10, 1998, each of Mr. Kooper and Mr. Mandel agreed to defer having the Company pay such premiums to render the foregoing policies "paid up" and to receive the lump sum payouts discussed in Footnote (5) below, provided, however, that such lump sum payouts bear interest monthly at the applicable federal short term rate as provided in Section 1274(d) of the Internal Revenue Code of 1986, as amended, and the Company agrees to make such payments within ten days after the payment by Arista of a special dividend or special dividends to the Registrant, approved by the Department, in an aggregate amount equal to or greater than $8.4 million (the "Investors Dividend").

(5) The Kooper Employment Agreement and the Mandel Employment Agreement provided that in the event of a consolidation, merger, or sale of all or substantially all of the assets of the Registrant or Arista, such employment agreements may be terminated, and upon such termination, Mr. Kooper and/or Mr. Mandel, respectively, would be entitled to receive a lump sum payout. The payout was to be the maximum amount that would not trigger the excise tax payable in the event of an "excess parachute payment" as such term is defined in the Internal Revenue Code of 1986, as amended. Effective December 10, 1998, the Kooper Employment Agreement and the Mandel Employment Agreement were terminated, and Mr. Kooper and Mr. Mandel have become entitled to receive payments of $862,000 and $995,000, respectively. The Registrant shall pay such amounts to Messrs. Kooper and Mandel within ten days after the payment of the Investors Dividend.

(6) Other compensation includes in fiscal 1998: (i) insurance premiums paid in fiscal 1998 by, or on behalf of, the Registrant with respect to certain split dollar life insurance policies as follows: (x) Bernard Kooper, $35,950 (Mr. Kooper had taxable income in 1998 of $2,610 with regard to these premiums), and
(y) Stanley S. Mandel, $11,313 (Mr. Mandel had taxable income in 1998 of $894 with regard to these premiums); (ii) Stanley S. Mandel also received automobile expenses of $9,000 and a non-accountable expenses of$5,000 and long-term disability premium payments of $3,050 to Mr. Mandel and (iii) a car allowance of $6,000 and a nonaccountable expense allowance of $3,600 to Mr. Norton.

(7) Amount realized upon the exercise of warrants, nonqualified stock options or upon the early disposition of the shares underlying incentive stock options.

(8) Amount realized upon sale of unused vacation time.

(9) Effective February 1, 1999, Mr. Norton's employment agreement, dated July 1, 1994, with Arista was assigned to the Registrant pursuant to which Mr. Norton serves as Vice President of the Registrant (the "Norton Employment Agreement"). Pursuant to the Norton Employment Agreement, Mr. Norton (a) receives an annual base salary equal to $125,000 per year, (b) is entitled to (i) receive an annual bonus, as may be determined by the Board of Directors, (ii) be reimbursed for automobile expenses in the sum of $6,000 per year and (e) receive a nonaccountable expense allowance equal to $3,600 for each twelve month period falling within the employment period. The Norton Employment Agreement may be terminated in the case of the death or disability of Mr. Norton or with or without "Cause" (as defined in the Norton Employment Agreement). Pursuant to the Norton Employment Agreement, Mr. Norton has agreed not to engage in any "Competitive Activity" (as defined in the Norton Employment Agreement) during the Employment Period and up to a period of one year thereafter, provided, Mr. Norton is paid a sum equal to $75,000 in twelve equal monthly installments, commencing the month subsequent to such termination.

Stock Options

      There were no options granted in fiscal 1998 and there were no warrants and options exercised by Named Executive Officers in fiscal 1998.

                            COMPENSATION OF DIRECTORS

      Directors of the Registrant are usually elected annually. Directors of the Registrant and Arista who are not full-time employees of the Registrant or Arista, were paid $1,125 per quarter for each Board on which the member served. Directors of the Registrant and Arista who are not full-time employees of the Registrant or Arista received $250 for each Directors' meeting actually attended and $250 for each committee meeting actually attended. Directors of Collection are not separately compensated. No attendance fee for a committee meeting is paid if a Directors' meeting is held on the same day.

      In 1996 and 1998, the Registrant engaged a company owned by Richard Farkas, a director of Arista and the Registrant, to perform consulting services with respect to proposed transactions and related activities of the Registrant, including, but not limited to, evaluating various business strategies. Such consulting services were performed throughout a five month period ended on July 31, 1996 and a 3 1/2 month period ended July 15, 1998. In consideration for such consulting services, the Registrant paid the company $30,000 in 1996 and $6,000 in 1998. See "Item 13 - Certain Transactions."

      In July 1993, the Company entered into an agreement with Richard Greenwald for specified services to be performed for a fee of $500 per week. Mr. Greenwald became a director of Arista in October 1994. Arista paid $26,000 under this Agreement in 1996 and 1997 and $25,000 in 1998. As a result of the Transaction, such agreement between the Company and Mr. Greenwald was terminated, effective as of January 31, 1999. See "Item 13 - Certain Transactions."

                    EMPLOYMENT CONTRACTS AND TERMINATIONS OF
                  EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

      The Registrant's employment agreements with Mr. Bernard Kooper, Mr. Stanley S. Mandel and Mr. Peter J. Norton are described in the footnotes to the Summary Compensation Table on pages 3, 4 and 5 of this Part III.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During the twelve month period ended December 31, 1998, the Compensation Committee consisted of Noah Fischman and J. Martin Feinman. Mr. Fischman resigned as director of the Registrant on April 13, 1999.

      Mr. Fischman, a former Vice President and Director of the Registrant, and a Director of Arista and Collection, is a principal shareholder of Fischman-Kooper, Inc. Mr. Kooper, a former President of the Registrant and the current Chairman of the Boards of Directors of the Registrant, Arista, and Collection, owns Bernard Kooper Life Agency, Inc., a general agent of Arista. Mr. Kooper is also a principal shareholder of Fischman-Kooper, Inc., an insurance broker. During the calendar years 1996, 1997 and 1998, Arista and/or the Registrant paid approximately $223,000, $227,000 and $207,000, respectively, in gross commissions to Bernard Kooper Life Agency, Inc. Such commissions relate to premiums which were approximately 5.4%, 6.1% and 5.3% of gross premiums earned during the years ended December 31, 1996, 1997 and 1998, respectively. Of these amounts, Bernard Kooper Life Agency, Inc. paid approximately $159,000 in 1996, $131,000 in 1997 and $151,000 in 1998 to brokers, including approximately $26,000 in 1996, $26,000 in 1997 and $20,000 in 1998 to members of the Board of
Directors of Arista who are licensed insurance brokers. Furthermore, the commissions paid to director/brokers include payments to Fischman-Kooper, Inc. of approximately $22,000 in 1996, $21,000 in 1997 and $16,000 in 1998 and
payments to Louis D. Krasner, Inc. of approximately $4,000 in 1996, $5,000 in 1997 and $4,000 in 1998. Michael B. Krasner, a Director of the Registrant and Arista, is the President of Louis D. Krasner, Inc. Bernard Kooper Life Agency, Inc., Fischman-Kooper, Inc. and Louis D. Krasner, Inc. were compensated on the same basis as Arista's other general agents and brokers.

      In addition to the commissions described in the preceding paragraph, members of the Board of Directors of the Registrant and Arista received commissions paid by third parties of approximately $25,000 in 1996, $24,000 in 1997 and $24,000 in 1998 for the placement of the Registrant's or Arista's life and health insurance coverage, directors' and officers' liability insurance and fidelity bond and casualty insurance coverage with other insurers. Furthermore, such commissions paid to director/brokers include approximately $14,000 in 1996, $14,000 in 1997 and $14,000 in 1998 paid to Noah Fischman for the placement of the Registrant's or Arista's life, health and long-term disability insurance coverages with other insurers; approximately $10,000 in 1996, $9,000 in 1997 and $9,000 in 1998 paid to Louis D. Krasner, Inc. for directors' and officers' liability insurance, fidelity bond and casualty insurance coverages and approximately $1,000 in 1996, $1,000 in 1997 and $1,000 in 1998 paid to Louis H. Saltzman for life insurance coverages.

      In June 1996, the Registrant issued 365,000 shares of Class A Common Stock ("Kooper Warrant Shares"), upon the exercise of a previously granted warrant to purchase shares of Class A Common Stock at an exercise price of $1.40 per share, to Bernard Kooper. The warrant was granted to Mr. Kooper in June 1986. As consideration for the issuance of the Kooper Warrant Shares, Mr. Kooper delivered $11,000 in cash and a $500,000 principal amount interest-bearing promissory note (the "Kooper Note") to the Registrant and granted the Registrant an option (the "Class B Repurchase Option") to acquire the 47,400 shares of Class B Common Stock owned by Mr. Kooper. The Kooper Note bears interest at the rate of LIBOR plus 1 1/4% per annum and matures on June 14, 2001. Interest payments are payable quarterly on the last day of September, December, March and June. As of December 31, 1998, $7,955, interest was due for the fourth quarter of 1998, which amount was paid on January 13, 1999. Additionally, to secure the performance of his obligations under the Kooper Note, Mr. Kooper pledged 365,000 shares of Class A Common Stock owned by him to the Registrant. The Class B Repurchase Option, which expires on June 14, 2001, has an exercise price equal to the cancellation of the $500,000 outstanding under the Kooper Note plus delivery by the Registrant, at its option, of either 47,400 shares of Class A Common Stock or the fair market value of such shares to Mr. Kooper.

ITEM 12. PRINCIPAL STOCKHOLDERS; SHARES HELD BY MANAGEMENT

      On April 22, 1999, the Registrant had 2,570,100 Class A Common Shares (excluding 10,000 shares of treasury stock) and 47,400 Class B Common Shares issued and outstanding. The following table sets forth the number of shares of the Registrant's common stock owned as of April 22, 1999 by (i) owners of more than 5% of the Registrant's outstanding common stock, (ii) each director of the Registrant, (iii) each of the Named Executives, and (iv) all executive officers and directors of the Registrant as a group. Except as otherwise indicated, each person or entity named in the table has sole investment power and sole voting power with respect to the shares of the Registrant's common stock set forth opposite his name.


                                    Number of Shares of
                                    Class A and Class B                              Percentage of Ownership (1)
Name and Address of                     Common Stock                              --------------------------------
Beneficial Owner                     Beneficially Owned        Class A            Class B      Class A and Class B
----------------                     ------------------        -------            -------      -------------------
Bernard Kooper (2)(4)                      572,600              20.4%               100%              21.9%
116 John Street
New York, New York 10038

Stanley S. Mandel(3)(5)                    105,400               4.1%                --                4.0%
116 John Street
New York, New York 10038

Susan J. Hall                                1,100                 *                 --                  *
116 John Street
New York, NY 10038

Peter J. Norton                                 --                --                 --                 --
116 John Street
New York, New York 10038

Louis H. Saltzman(4)                        70,000               2.7%                --                2.7%
1205 Northern Boulevard
Manhasset, New York 11030

Richard P. Farkas                               --                --                 --                   --
500 Route 36
Navesink, New Jersey 07752

J. Martin Feinman(6)                        51,200               2.0%                --                2.0%
270-07 E Grand Central Parkway
Floral Park, New York 11005

Daniel Glassman                             38,600               1.5%                --                1.5%
4 Magnolia Lane
Woodbury, New York 11797

Michael B. Krasner                          29,800               1.2%                --                1.1%
371 Merrick Road
Rockville Centre, New York 11570

Keith E. Mandel, M.D.(3)(5)                178,400               6.9%                --                6.8%
99 Pond Avenue
Brookline, Massachusetts 02445

Old Lyme Holding Corporation(7)            205,000               8.0%                --                7.8%
122 East 42nd Street
New York, New York 10168

All officers and directors                 867,600              33.1%               100%              33.6%
as a group (9 persons)
(2)(3)(5)(6)

----------------------------------------
* Less than 1%.

      (1) Based upon 2,570,100 shares of Class A Common Stock outstanding and 47,400 shares of Class B Common Stock outstanding.

      (2) Includes 47,400 shares of Class B Common Stock owned by Bernard Kooper, representing all of the issued and outstanding shares of Class B Common Stock of the Registrant, and 30,400 shares of Class A Common Stock owned by Arlyne Kooper, wife of Bernard Kooper. Mr. Kooper has pledged 365,000 shares of Class A Common Stock to secure his performance on an interest-bearing promissory note made to the Registrant. See "Item 13 - Certain Transactions."

      (3)   Includes shares of Class A Common Stock held individually by Stanley
            S. Mandel and in the various retirement accounts of Stanley S. Mandel and Joy Mandel, wife of Stanley S. Mandel. Mr. Mandel has pledged 17,600 shares of Class A Common Stock with a bank to secure a loan made to his son, Dr. Keith E. Mandel.

      (4) Bernard Kooper is the father-in-law of Louis Saltzman. Each disclaims beneficial ownership of the securities of the Registrant owned by the other.

      (5) Dr. Keith E. Mandel is the son of Stanley S. Mandel. Each disclaims beneficial ownership of the securities of the Registrant owned by the other.

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

      (7) According to the Schedule 13D, Amendment No. 1, dated April 4, 1995, filed by Old Lyme Holding Corporation on behalf of itself and certain reporting persons.

ITEM 13. CERTAIN TRANSACTIONS

      In 1996 and 1998, the Registrant engaged a company owned by Richard Farkas, a director of Arista and the Registrant, to perform consulting services with respect to proposed transactions and related activities of the Registrant, including, but not limited to, evaluating various business strategies. Such consulting services were performed throughout a five month period ended on July 31, 1996 and a 3 1/2 month period ended July 15, 1998. In consideration for such consulting services, the Registrant paid the company $30,000 in 1996 and $6,000 in 1998.

      In July 1993, the Company entered into an agreement with Richard Greenwald for specified services to be performed for a fee of $500 per week. Pursuant to such agreement, Mr. Greenwald provided consulting services with respect to proposed transactions and related activities of Arista, including, but not limited to, identifying available books of business and negotiating the terms of such acquisitions. Mr. Greenwald became a director of Arista in October 1994. Arista paid $26,000 under this agreement in 1996 and 1997 and $25,000 in 1998. As a result of the Transaction, such agreement between the Company and Mr. Greenwald was terminated, effective as of January 31, 1999.

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

                                          ARISTA INVESTORS CORP.


Dated: April 30, 1999                     By: Stanley S. Mandel
                                              ----------------------------
                                              Stanley S. Mandel, President