Form 10-Q
period 1999-03-31
ARISTA INVESTORS CORP
filed 1999-05-20
CIK 799902

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________ to __________


                          Commission File No. 2-8381-NY


                             ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          13-2957684
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                      116 John Street, New York, N.Y. 10038
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (212) 964-2150

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The aggregate number of Registrant's outstanding shares on May 18, 1999 was 2,570,100 shares of Class A Common Stock, $0.01 par value (excluding 10,000 shares of treasury stock) and 47,400 shares of Class B Common Stock, $0.01 par value.

                              ARISTA INVESTORS CORP
                                TABLE OF CONTENTS


                       PART I: FINANCIAL INFORMATION Page


                          Item 1. Financial Statements:


Consolidated Balance Sheets at March 31, 1999 (Unaudited)
     and December 31, 1998                                                     3

Consolidated Statements of Operations (Unaudited) for the
     three months ended March 31, 1999 and 1998                                5

Consolidated Statements of Changes in Stockholders' Equity
     for the three months ended March 31, 1999 (Unaudited)
     and the year ended December 31, 1998                                      6

Consolidated Statements of Cash Flows (Unaudited) for the three
     months ended March 31, 1999 and 1998                                      7

Notes to Consolidated Financial Statements (Unaudited)                         8

                                  Item 2. MD&A:

Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                    10

                           PART II: OTHER INFORMATION

Item 1 through Item 6                                                         14

Signatures                                                                    15

                         ARISTA INVESTORS CORP.

                     CONSOLIDATED BALANCE SHEETS


                                                           March 31,       December 31,
                                                             1999              1998
                                                             ----              ----
                                                          (unaudited)
                        ASSETS
Investments:
  Held-to-maturity securities:
    Bonds and long-term U. S. Treasury
      obligations at amortized cost (market
      value $2,713,536 at March 31, 1999 and
      $2,676,995 at December 31, 1998)                     $ 2,614,972    $ 2,618,068

  Available-for-sale securities:
    Redeemable preferred stocks, at market value
      (amortized cost of $31,524 at March 31,
      1999 and December 31, 1998)                                1,406          3,552

  Trading securities, at market value (cost of $279
    at March 31, 1999 and December 31, 1998)                       300             87
                                                           -----------    -----------

                  Total investments                          2,616,678      2,621,707

Cash and equivalents                                         4,954,108      6,330,909
Receivables from related parties                               562,934        557,902
Receivable from third party administration                   1,189,942          7,802
Furniture and equipment, at cost, net of
  accumulated depreciation of $841,377 at March
  31, 1999 and $831,754 at December 31, 1998                    66,084         75,707
Prepaid and refundable income taxes                            217,602             --
Deferred income taxes, net                                          --        759,310
Other assets                                                   259,579        289,674
                                                           -----------    -----------

    Total assets                                           $ 9,866,927    $10,643,011
                                                           ===========    ===========

                     (Continued)

                             ARISTA INVESTORS CORP.

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                           March 31,       December 31,
                                                             1999              1998
                                                             ----              ----
                                                          (unaudited)
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Commissions payable                                     $    30,272    $    43,841
   Accounts payable and accrued expenses                     2,784,277      3,083,415
   Income taxes payable                                             --        580,319
   Deferred income taxes, net                                   28,600             --
                                                           -----------    -----------

              Total liabilities                              2,843,149      3,707,575
                                                           -----------    -----------

Stockholders' equity:
   Class A common stock, $.01 par value;
     9,950,000 shares authorized; 2,580,100
     shares issued                                              25,801         25,801
   Class B convertible common stock, $.01 par
     value; 50,000 shares authorized, 47,400
     shares issued and outstanding                                 474            474
   Additional paid-in capital                                5,989,609      5,989,609
   Retained earnings                                         1,562,814      1,468,780
    Accumulated comprehensive income (loss):
               Net unrealized investment loss                  (28,180)       (22,488)
                                                           -----------    -----------
                                                             7,550,518      7,462,176

   Secured promissory note from shareholder                   (500,000)      (500,000)
   Less 10,000 shares Class A common stock held in
     treasury                                                  (26,740)       (26,740)
                                                           -----------    -----------

    Total stockholders' equity                               7,023,778      6,935,436
                                                           -----------    -----------

      Total liabilities and stockholders' equity           $ 9,866,927    $10,643,011
                                                           ===========    ===========

The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                        1999         1998
                                                                        ----         ----
Revenue from continuing operations
   Third-party administrative services                             $   879,595    $    95,029
   Net realized investment losses                                            0              0
   Net unrealized investment gains                                         213            306
   Net investment income                                                84,587        129,283
   Other income                                                             58         10,716
                                                                   -----------    -----------
          Total revenue                                                964,453        235,334
                                                                   -----------    -----------
Expenses:
   General and administrative expenses                                 932,544         70,000
                                                                   -----------    -----------
           Income (loss) from continuing operations before
                    income tax provision (benefit)                      31,909        165,334

Provision (benefit) for income taxes:
         Provision for income taxes (benefit)                          (62,125)        64,000
                                                                   -----------    -----------
                       Income (loss) from continuing operations         94,034        101,334
                                                                   -----------    -----------
Discontinued operations:
          Income (loss) from operations of disposed segment
                    (net of income taxes)                                    0       (136,750)
                                                                   -----------    -----------
                           Net income (loss)                            94,034        (35,416)
                                                                   -----------    -----------
Other comprehensive income (loss):
          Unrealized gain (loss) on securities                          (2,146)          (814)
                                                                   -----------    -----------
                         Total other comprehensive income (loss)        (2,146)          (814)

           Income tax effect                                               730            277
                                                                   -----------    -----------
                           Other comprehensive income (loss) net        (1,416)          (537)
                                                                   -----------    -----------
Total comprehensive income (loss)                                  $    92,618    ($   35,953)
                                                                   ===========    ===========

Net income (loss) per common share:
        Basic:
                  Continuing operations                            $      0.04    $      0.04
                   Discontinued operations                                0.00          (0.05)
                                                                   -----------    -----------
                                  Net income (loss)                $      0.04    ($     0.01)
                                                                   ===========    ===========
                Continuing operations                              $      0.04    $      0.04
                 Discontinued operations                                  0.00          (0.05)
                                                                   -----------    -----------
                                Net income (loss)                  $      0.04    ($     0.01)
                                                                   ===========    ===========
Weighted average number of common shares:
         Basic                                                       2,617,500      2,617,500
                                                                   ===========    ===========
          Diluted                                                    2,617,500      2,617,500
                                                                   ===========    ===========

The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

 Three months ended March 31, 1999 (unaudited) and year ended December 31, 1998

                                                                         Common Stock
                                                         ------------------------------------------------                 Paid-in
                                                         Class A                     Convertible Class B                  capital
                                                         ----------------------   -----------------------                attributed
                                                          Number        Par          Number       Par       Additional       to
                                                            of         value           of        value       paid-in     detachable
                                                          Shares        $.01         Shares       $.01       capital      warrants
                                                        ----------   ----------   ----------   ----------   ----------   ----------
Balance - January 1, 1998                                2,580,100   $   25,801       47,400   $      474   $5,839,609   $  150,000
  Net income                                                    --           --           --           --           --           --
  Unrealized securities loss, net                               --           --           --           --           --           --
  Expiration of option                                          --           --           --           --      150,000     (150,000)
                                                        ----------   ----------   ----------   ----------   ----------   ----------
Balance - December 31, 1998                              2,580,100   $   25,801       47,400   $      474   $5,989,609   $        0
  Net income  (unaudited)                                       --           --           --           --           --           --
  Unrealized securities loss, net (unaudited)
                                                        ----------   ----------   ----------   ----------   ----------   ----------
Balance - March 31, 1999 (unaudited)                     2,580,100   $   25,801       47,400   $      474   $5,989,609   $        0
                                                        ==========   ==========   ==========   ==========   ==========   ==========

                                                                                                          Class A
                                                                                                          common
                                                                                                           stock
                                                                         Accumulated      Secured         held in
                                                                            other        promissory      treasury
                                                           Retained     comprehensive       note          (10,000
                                                           earnings        income        receivable       shares)           Total
                                                         -----------    -----------     -----------     -----------     -----------
Balance - January 1, 1998                                $ 1,035,985    ($   18,727)    ($  500,000)    ($   26,740)    $ 6,506,402
  Net income                                                 432,795             --              --              --         432,795
  Unrealized securities loss, net                                 --         (3,761)             --              --
  Expiration of option                                            --             --              --              --               0
                                                         -----------    -----------     -----------     -----------     -----------
Balance - December 31, 1998                                1,468,780        (22,488)       (500,000)        (26,740)      6,935,436
  Net income  (unaudited)                                     94,034             --              --              --          94,034
  Unrealized securities loss, net (unaudited)                     --         (5,692)             --              --          (5,692)
                                                         -----------    -----------     -----------     -----------     -----------
Balance - March 31, 1999 (unaudited)                     $ 1,562,814    ($   28,180)    ($  500,000)    ($   26,740)    $ 7,023,778
                                                         ===========    ===========     ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                            1999          1998
                                                                        -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                                     $    94,034    ($   35,416)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation                                                            9,623         11,868
      Amortization of deferred acquisition costs                                  0         76,526
      Amortization of discount on surplus note                                    0          3,750
      Loss on sale of investments                                                 0              0
      Deferred income taxes                                                 787,910        (79,072)
      Unrealized (gain) loss on trading securities                                0           (306)
      (Increase) decrease in operating assets:
        Premiums receivable                                                       0       (303,900)
        Prepaid and refundable income taxes                                (217,602)       (75,211)
        Receivable from third party administration                       (1,182,140)             0
        Receivable from related parties                                      (5,032)       (14,405)
        Other assets                                                         30,095       (111,200)
      Increase (decrease) in operating liabilities:
        Payable to reinsurer                                                      0        (27,672)
        Claims liabilities                                                        0       (124,500)
        Unearned premiums                                                         0         74,400
        Commissions payable                                                 (13,569)        16,207
         Income taxes payable                                              (580,319)             0
        Accounts payable and accrued expenses                              (299,138)       430,508
                                                                        -----------    -----------
                  Net cash provided by (used in) operating activities    (1,376,138)      (158,423)
                                                                        -----------    -----------
Cash flows from investing activities:
  Furniture and equipment acquired                                                0         (5,185)
  Proceeds from sales of securities and amortization of premiums               (663)         3,096
  Purchases of investments                                                        0              0
  Payments and costs associated with acquired business                            0              0
                                                                        -----------    -----------
                  Net cash provided by (used in) investing activities          (663)        (2,089)
                                                                        -----------    -----------
                  Increase (decrease) in cash and equivalents            (1,376,801)      (160,512)

Cash and equivalents:
  Beginning of year                                                       6,330,909      8,296,943
                                                                        -----------    -----------
  March 31,                                                             $ 4,954,108    $ 8,136,431
                                                                        ===========    ===========
Supplemental cash flow disclosure:
  Cash paid during the period for income taxes                          $    44,804    $   160,316
                                                                        ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1999 and 1998
                                   (Unaudited)

Note 1 - Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). Certain information normally included in annual financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. GAAP differs from statutory accounting principles ("SAP") used by insurance companies in reporting to state regulatory agencies. In the opinion of the management of Arista Investors Corp. (the Registrant"), all adjustments (consisting of normal recurring accruals only) have been reflected for a fair presentation of the unaudited financial position as of March 31, 1999 and results of operations for the three-month periods ended March 31, 1999 and 1998. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.

Note 2 - Reinsurance

Arista Investors Corp. and its wholly-owned subsidiary, Arista Insurance Company ("Arista"), sometimes hereinafter individually or collected referred to as the "Company", entered into an Assumption Reinsurance Agreement, dated September 23, 1998 (the "Treaty") with The Guardian Life Insurance Company of America ("The Guardian"). Pursuant to this Treaty, all of Arista's liabilities under each and every policy of New York State statutory disability benefits insurance, including super statutory and voluntary disability benefits insurance, (collectively the "Insurance"), were ceded to The Guardian. The cession of the Insurance to The Guardian, deemed effective July 1, 1998, was consummated on November 12, 1998. Arista discontinued writing the Insurance effective November 12, 1998.

From January 1, 1998 to June 30, 1998, Arista had a Quota Share Reinsurance Treaty with The Guardian, pursuant to which Arista ceded, by way of reinsurance, a 50% participation in the Insurance, both for business in force as of January 1, 1998 and for business written or acquired on or after January 1, 1998.

From October 1, 1995 to December 31, 1997, Arista had an agreement with The Cologne Life Reinsurance Company ("Cologne") whereby Arista ceded, by way of reinsurance, a 50% quota share participation in the Insurance, both for business in force as of October 1, 1995 and for new business written or acquired on or after October 1, 1995.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1999 and 1998
                                   (Unaudited)

Note 4 - Related parties:

At March 31, 1998 and December 31, 1997, Bernard Kooper, Chairman of the Boards of Directors of the Company and Arista and a Director of The Collection Group, Inc., beneficially owned 20.4% and 100% of the outstanding shares of Class A and Class B Common Stock, respectively (including 30,400 shares of Class A Common Stock owned by Arlyne Kooper, wife of Bernard Kooper but does not include shares of Class A Stock owned Louis H. Saltzman, son-in-law of Mr. Kooper). Mr. Kooper is also the owner of Bernard Kooper Life Agency, Inc. (the "Agency"), one of more than 350 general agents of Arista. The Agency received approximately $45,000 and $55,000 in commissions from the Registrant and Arista, respectively, during the months ended March 31, 1999 and 1998, respectively. Of this amount, the Agency paid approximately $33,000 and $40,000 during the three months ended March 31, 1999 and 1998, respectively, to brokers, which included certain members of the Board of Directors of the Company and Arista. The amount paid to members of the Board of Directors of the Company and/or Arista was approximately $6,000 and $4,000 during the three months ended March 31, 1999 and 1998, respectively.

Note 5 - New Accounting Standards

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130) "Reporting Comprehensive Income". This pronouncement requires entities to make certain Disclosures about all types of income, expenses, gains and losses arising during the period in addition to net income from operations. SFAS No. 130 is effective for years beginning after December 15, 1997. SFAS No. 130 did not have a material effect on the Company's financial position or results of operations for the three-month periods ended March 31, 1999 and 1998.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1999 and 1998
                                   (Unaudited)

Note 6 - Segment Information

                                                    Adminis-
                                   Discontinued     trative
                                    Insurance       Service
                                     Segment        Segment            Total
                                     -------        -------            -----
           1999
Revenues from outside customers   $               $879,595       $  879,595
Major customers ...............   $               $              $
Profit and loss ...............   $               $ 31,909       $
                                                                 $   31,909

           1998
Revenues from outside customers   $  4,904,324    $ 95,029       $4,999,353
Major customers ...............   $               $              $
Profit and loss ...............   $   (194,750)   $165,334       $  (29,416)

Note 7 - Third Party Administration

The Registrant entered into an Administrative Services Agreement dated September 23, 1998 (the "TPA Agreement") with The Guardian. The TPA Agreement was consummated on November 12, 1998 and deemed effective as of July 1, 1998. As a third party administrator under the TPA Agreement, the Registrant performs various services relating to the Insurance underwritten by The Guardian, including, but not limited to pricing of risk, underwriting new and renewal business, investigation, calculation and payment of claims. In addition, the Registrant acts as a third party administrator for the statutory disability benefits books of business of the United States Life Insurance Company in the City of New York and the temporary disability insurance books of business of Hartford Life and Health Insurance Company. Previously, Arista acted as the third party administrator for these three books of business.

Note 8 - Discontinued

In November 1998, the Company completed the cession of the Insurance, previously conducted by Arista to The Guardian. The summary of operating results of the discontinued operations at March 31, 1998 is as follows:

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Three months ended March 31, 1999 and 1998
                                   (Unaudited)

                                                          1999          1998
                                                          ----          ----

Revenue:
       Gross premiums earned                          $         0   $ 4,904,324
       Ceded premiums earned                                    0     2,327,162
                                                      -----------   -----------
         Net premiums earned                                    0     2,577,162

Expenses:
       Underwriting:
        Gross claims incurrred                                  0     2,977,130
        Ceded claims incurred                                   0     1,488,565
                                                      -----------   -----------
         Net claims incurred                                    0     1,488,565
                                                      -----------   -----------

        Gross commissions incurred                              0       948,947
        Ceded commissions incurred                              0       747,395
                                                      -----------   -----------
         Net commissions incurred                               0       201,552
                                                      -----------   -----------
         Total underwriting expenses                            0     1,690,117

       General and administrative expenses                      0     1,081,795
                                                      -----------   -----------

         Total expenses                                         0     2,771,912
                                                                    -----------

Income (loss) before income tax provision (benefit)             0      (194,750)
Net income tax provision (benefit)                              0       (58,000)
                                                      -----------   -----------

         Net income (loss)                            $         0   ($  136,750)
                                                      ===========   ===========

         Net income (loss) per common share           $         0   ($     0.05)
                                                      ===========   ===========

Weighted average number of common shares                2,617,500     2,617,500
                                                      ===========   ===========

                             ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1999
                                   (Unaudited)

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

Results of Operations:

Consolidated revenue from continuing third-party services operations during the quarter ended March 31, 1999 was approximately $880,000, an increase of approximately $785,000 compared to the first quarter ended March 31, 1998. During the first quarter of 1999 the Company operated only as a full-time third party administrative service provider. In comparison, for the first quarter of 1998, the Company operated as a part-time third party administrative service provider.

Consolidated total revenue for the first quarter of 1999 was approximately $964,000, resulting in net income of approximately $94,000 ($0.04 per share).

Revenue from discontinued insurance operations for the quarter ended March 31, 1998 was approximately $4,904,000. The net loss from discontinued operations was approximately $137,000 ($0.05 per share) for the first quarter of 1998. Total revenue from continuing operations for the first quarter ended March 31, 1998 was approximately $235,000, resulting in net income of approximately $101,000 ($0.04 per share).

Consolidated investment income for the first three months of 1999 and 1998 was approximately $85,000 and $129,000, respectively. This decrease was principally due to fewer funds available for daily investments, especially since the repayment in the fourth quarter of 1998 of the principal balance together with accrued interest unpaid on a surplus note in the amount of $3,000,000, issued by Arista. In addition, Arista had insignificant net unrealized investment gains during the first quarters of 1999 and 1998.

                             ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1999
                                   (Unaudited)

Consolidated general and administrative expenses was approximately $933,000 for the first quarter of 1999 when the Company operated solely as a third-party administrative services provider. For the first quarter of 1998, the consolidated general and administrative expenses were approximately $70,000 and $1,082,000 from continuing and discontinued operations, respectively. The decrease was attributable to salaries and employee benefits.

Liquidity and Capital Resources

Retained earnings increased from $1,468,780 at December 31, 1998 to $1,562,814 at March 31, 1999 as a result of the Company's net income.

Since the consummation of the cession of Arista's Insurance business to The Guardian, Arista is in process of reducing its capital and paid in surplus to the minimum amount permitted by the new York state Insurance Department ("NYSID") and is proceeding with plans to sell Arista.

On March 29th, the NYSID approved a distribution in the form of an initial extraordinary dividend from Arista Insurance Company to Arista Investors Corp.

Arista Investors Corp. announced that May 19, 1999 would be the record date for the partial liquidating distribution in the amount of $2.23 per share payable to stockholders or record with a payment date of may 28, 1999.

Year 2000

The Company has considered the impact of Year 1000 issues on its computer systems and applications and has developed a remediation plan. Conversion activities are in process and the Company expects conversion and testing to be completed by the middle of 1999.

Inflation and Seasonality

The Company does not anticipate that inflation will significantly impact its business or does it believe that its business is seasonal.

                             ARISTA INVESTORS CORP.

                            PART II OTHER INFORMATION

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

                                             ARISTA INVESTORS CORP. (Registrant)

                         BY: /S/ BERNARD KOOPER
                             ---------------------------------------------------
                             Chairman of the Board (principal executive officer)


                                   BY: /S/ SUSAN J. HALL
                                       -----------------------------------------
                                       SUSAN J. HALL, Senior Vice President and
                                   Treasurer (principal financial and accounting
                                                                        officer)

May 20, 1999