Form 10-Q/A
period 1999-03-31
ARISTA INVESTORS CORP
filed 1999-05-24
CIK 799902

FORM 10-Q/A
                                 Amendment No. 1

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

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The aggregate number of Registrant's outstanding shares on May 14, 1999 was 2,570,100 shares of Class A Common Stock, $0.01 par value (excluding 10,000 shares of treasury stock) and 47,400 shares of Class B Common Stock, $0.01 par value.

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

Discontinued operations: (Note 8)
          Income (loss) from operations of disposed segment
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

Note 2 - Reinsurance

The Registrant and its wholly-owned subsidiary, Arista Insurance Company ("Arista"), sometimes hereinafter individually or collectively referred to as the "Company", entered into an Assumption Reinsurance Agreement, dated September 23, 1998 (the "Treaty") with The Guardian Life Insurance Company of America ("The Guardian"). Pursuant to this Treaty, all of Arista's liabilities under each and every policy of New York State statutory disability benefits insurance, including super statutory and voluntary disability benefits insurance, (collectively the "Insurance"), were ceded to The Guardian. The cession of the Insurance to The Guardian, deemed effective July 1, 1998, was consummated on November 12, 1998. Arista discontinued writing the Insurance effective November 12, 1998.

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

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1999 and 1998
                                   (Unaudited)

Note 4 - Related parties:

At March 31, 1998 and December 31, 1997, Bernard Kooper, Chairman of the Boards of Directors of the Registrant and Arista and a Director of The Collection Group, Inc., beneficially owned 20.4% and 100% of the outstanding shares of Class A and Class B Common Stock, respectively (including 30,400 shares of Class A Common Stock owned by Arlyne Kooper, wife of Bernard Kooper but does not include shares of Class A Stock owned by Louis H. Saltzman, son-in-law of Mr. Kooper). Mr. Kooper is also the owner of Bernard Kooper Life Agency, Inc. (the "Agency"), one of more than 350 general agents of Arista. The Agency received approximately $45,000 and $55,000 in commissions from the Company during the quarter ended March 31, 1999 and 1998, respectively. Of this amount, the Agency paid approximately $33,000 and $40,000 during the three months ended March 31, 1999 and 1998, respectively, to brokers, which included certain members of the Board of Directors of the Registrant and Arista. The amount paid to members of the Board of Directors of the Registrant and/or Arista was approximately $6,000 and $4,000 during the three months ended March 31, 1999 and 1998, respectively.

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

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1999 and 1998
                                   (Unaudited)

Note 6 - Segment Information

                                                    Adminis-
                                   Discontinued     trative
                                    Insurance       Service
                                     Segment        Segment            Total
                                     -------        -------            -----
           1999
Revenues from outside customers   $          0    $879,595       $  879,595
Major customers ...............   $          0    $      0       $        0
Profit and loss ...............   $          0    $ 31,909       $   31,909

          1998
Revenues from outside customers   $  4,904,324    $ 95,029       $4,999,353
Major customers ...............   $          0    $      0       $        0
Profit and loss ...............   $   (194,750)   $165,334       $  (29,416)

Note 7 - Third Party Administration

The Registrant entered into an Administrative Services Agreement dated September 23, 1998 (the "TPA Agreement") with The Guardian. The TPA Agreement was consummated on November 12, 1998 and deemed effective as of July 1, 1998. As a third party administrator under the TPA Agreement, the Registrant performs various services relating to the Insurance underwritten by The Guardian, including, but not limited to pricing of risk, underwriting new and renewal business, investigation, calculation and payment of claims. In addition, the Registrant acts as a third party administrator for the statutory disability benefits book of business of the United States Life Insurance Company in the City of New York and the temporary disability insurance book of business of Hartford Life and Health Insurance Company. Previously, Arista acted as the third party administrator for these three books of business.

Note 8 - Discontinued Operations

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

Consolidated investment income for the first three months of 1999 and 1998 was approximately $85,000 and $129,000, respectively. This decrease was principally due to fewer funds available for daily investments, especially since the repayment in the fourth quarter of 1998 of the principal balance together with accrued unpaid interest on a surplus note in the amount of $3,000,000, issued by Arista. In addition, Arista had insignificant net unrealized investment gains during the first quarters of 1999 and 1998.

                             ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1999
                                   (Unaudited)

Consolidated general and administrative expenses was approximately $933,000 for the first quarter of 1999 when the Company operated solely as a third-party administrative services provider. For the first quarter of 1998, the consolidated general and administrative expenses were approximately $70,000 and $1,082,000 from continuing and discontinued operations, respectively. The decrease was attributable to reductions in interest expenses and professional fees.

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

On March 29th, 1999 the NYSID approved a distribution in the form of an initial extraordinary dividend from Arista to the Registrant.

The Registrant announced that May 19, 1999 would be the record date for the partial liquidating distribution in the amount of $2.23 per share of Class A Common Stock payable to stockholders of record with a payment date of May 28, 1999.

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

May 21, 1999