Form 10-Q
period 1999-06-30
ARISTA INVESTORS CORP
filed 1999-08-16
CIK 799902

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

      (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The aggregate number of Registrant's outstanding shares on August 12, 1999 was 2,570,100 shares of Class A Common Stock, $0.01 par value (excluding 10,000 shares of treasury stock), $0.01 par value.

                             ARISTA INVESTORS CORP.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                               Page

      Item 1. Financial Statements:

              Consolidated Balance sheets at June 30,
                1999(Unaudited) and December 31, 1998                          3

              Consolidated Statements of Income and
                Comprehensive Income (Unaudited) for
                the six months ended June 30, 1999
                and 1998                                                       5

              Consolidated Statements of Changes in Stock-
                holders' Equity for the six months ended
                June 30, 1999 (Unaudited) and the year
                ended December 31, 1998                                        6

              Consolidated Statements of Cash Flows
                (Unaudited for the six months ended June
                30, 1999 and 1998                                              7

              Notes to Financial Statements                                    8

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operat-
              tions                                                           13

PART II. OTHER INFORMATION

      Item 1 through Item 6                                                   16

      Signatures                                                              18

                             ARISTA INVESTORS CORP.

                           CONSOLIDATED BALANCE SHEETS

                                                         June 30,   December 31,
                                                           1999         1998
                                                           ----         ----
                                                       (unaudited)
                      ASSETS

Investments:
  Held-to-maturity securities:
    Bonds and long-term U. S. Treasury
      obligations at amortized cost (market
      value $538,425  at June 30, 1999 and
      $2,676,995 at December 31, 1998)                   $  536,942  $ 2,618,068

  Available-for-sale securities:
    Redeemable preferred stocks, at market value
      (amortized cost of $31,524 at December 31, 1998)            0        3,552

  Trading securities, at market value (cost of $279 at
    December 31, 1998)                                            0           87
                                                         ----------  -----------
                      Total investments                     536,942    2,621,707

Cash and equivalents                                        344,516    6,330,909
Receivables from related parties                            553,200      557,902
Receivables from third party administration               1,429,930        7,802
Furniture and equipment, at cost, net of
  accumulated depreciation of $850,999  at June 30,
  1999 and $831,754 at December 31, 1998                     56,461       75,707
Prepaid and refundable income taxes                         217,417            0
Deferred income taxes, net                                    3,436      759,310
Prepaid expenses                                            559,372      140,687
Other assets                                                145,987      148,987
                                                         ----------  -----------
    Total assets                                         $3,847,261  $10,643,011
                                                         ==========  ===========

                                   (Continued)

                             ARISTA INVESTORS CORP.

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                       June 30,     December 31,
                                                         1999           1998
                                                         ----           ----
                                                     (unaudited)

       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Commissions payable                                          0         43,841
  Accounts payable and accrued expenses                2,769,410      3,083,415
  Income taxes payable                                         0        580,319
                                                     -----------   ------------
      Total liabilities                                2,769,410      3,707,575
                                                     -----------   ------------
Commitments and contingencies: (Note 2)

Stockholders' equity:
  Class A common stock, $.01 par value;
    9,950,000 shares authorized; 2,580,100
    shares issued                                         25,801         25,801
  Class B convertible common stock, $.01 par
    value; 50,000 shares authorized, 47,400
    shares issued                                              0            474
  Additional paid-in capital                             258,286      5,989,609
  Retained earnings                                    1,464,442      1,468,780
  Accumulated comprehensive income (loss):
    Net unrealized investment loss (Note 4)                    0        (22,488)
                                                     -----------   ------------
                                                       1,748,529      7,462,176
  Secured promissory note from shareholder                     0       (500,000)
  Cost of 10,000 shares Class A and 47,400 shares of
    Class B common stocks held in treasury              (670,678)       (26,740)
                                                     -----------   ------------
    Total stockholders' equity                         1,077,851      6,935,436
                                                     -----------   ------------
Total liabilities and stockholders' equity             3,847,261     10,643,011
                                                     ===========   ============

The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                        Three months ended June 30,  Six months ended June 30,
                                                        ---------------------------  -------------------------
                                                             1999         1998          1999          1998
                                                             ----         ----          ----          ----
Revenue:
  Third-party administrative services                    $   752,169   $  103,761    $ 1,631,764   $   198,790
  Net realized investment gains or (losses)                  (10,602)           0        (10,602)            0
  Net unrealized investment gains                                (21)          54            192           360
  Net investment income                                       50,535      135,224        135,122       264,507
  Other income                                                 8,098        5,998          8,156        16,714
                                                         -----------   ----------    -----------   -----------
      Total revenue                                          800,179      245,037      1,764,632       480,371

Expenses:
  General and administrative expenses                        917,711       70,000      1,850,255       140,000
                                                         -----------   ----------    -----------   -----------
        Income (loss) from continuing operations before
          income tax provision (benefit)                    (117,532)     175,037        (85,623)      340,371

Income taxes:
  Provision for income taxes (benefit)                       (19,160)     159,600        (81,285)      223,600
                                                         -----------   ----------    -----------   -----------
            Income (loss) from continuing operations         (98,372)      15,437         (4,338)      116,771

Discontinued operations:  (Note 8)
  Income (loss) from operations of disposed segment
    (net of income taxes)                                          0       86,216              0       (50,534)
                                                         -----------   ----------    -----------   -----------
            Net income (loss)                                (98,372)     101,653         (4,338)       66,237
                                                         -----------   ----------    -----------   -----------
Other comprehensive income (loss):
  Unrealized gain (loss) on securities during period           2,146          518              0          (296)
  Reclassification of losses included in revenue              29,822            0         29,822             0
  Income tax effect                                           (6,604)         177         (7,334)         (100)
                                                         -----------   ----------    -----------   -----------
            Other comprehensive income (loss) net             25,364          341         22,488          (196)
                                                         -----------   ----------    -----------   -----------
Total comprehensive income (loss)                            (73,008)     101,994         18,150        66,041
                                                         ===========   ==========    ===========   ===========

Net income (loss) per common share:
  Basic and diluted
          Continuing operations                               ($0.04)       $0.01         ($0.00)        $0.04
          Discontinued operations                               0.00         0.03           0.00         (0.02)
                                                         -----------   ----------    -----------   -----------
                 Net income (loss)                            ($0.04)       $0.04         ($0.00)        $0.03
                                                         ===========   ==========    ===========   ===========

Weighted average number of common shares:
  Basic and diluted                                        2,570,100    2,617,500      2,570,100     2,617,500
                                                         ===========   ==========    ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

   Six months ended June 30, 1999 (unaudited) and year ended December 31, 1998

                                                                     Class A      Convertible Class B                Paid-in
                                                                                                                     capital
                                                               ------------------ -------------------               attributed
                                                                 Number     Par     Number     Par     Additional       to
                                                                   of      value      of      value     paid-in     detachable
                                                                 Shares     $.01    Shares    $.01      capital      warrants
                                                               ---------  ------- --------   -------- -----------   ----------

Balance - January 1, 1998                                      2,580,100  $25,801   47,400    $ 474   $ 5,839,609   $ 150,000
  Net income                                                           -        -        -        -             -           -
  Unrealized securities loss, net                                      -        -        -        -             -           -
  Expiration of option                                                 -        -        -        -       150,000    (150,000)
                                                               ---------  -------  -------    -----   -----------   ---------
Balance - December 31, 1998                                    2,580,100  $25,801   47,400    $ 474   $ 5,989,609   $       0
  Net income (loss) (unaudited)                                        -        -        -        -             -           -
  Acquisition of Convertible Class B Common Stock (unaudited)          -        -  (47,400)    (474)            -           -
  Cancellation (unaudited)                                             -        -        -        -             -           -
  Partial liquidating distribution (unaudited)                         -        -        -        -    (5,731,323)          -
  Unrealized securities loss, net (unaudited)                          -        -        -        -             -           -
                                                               ---------  -------  -------    -----   -----------   ---------
Balance - March 31, 1999 (unaudited)                           2,580,100  $25,801        0    $   0   $   258,286   $       0
                                                               =========  =======  =======    =====   ===========   =========

                                                                                                      Class A
                                                                                                      common
                                                                                                       stock
                                                                          Accumulated     Secured     held in
                                                                             other      promissory   treasury
                                                               Retained  comprehensive     note       (10,000
                                                               earnings      income     receivable    shares)        Total
                                                             ----------- -------------  ----------   --------    ------------

Balance - January 1, 1998                                    $ 1,035,985   ($18,727)    ($500,000)   ($ 26,740)  $ 6,506,402
Net income                                                       432,795          -             -            -       432,795
Unrealized securities loss, net                                        -     (3,761)            -            -        (3,761)
Expiration of option                                                   -          -             -            -             -

                                                             -----------   --------     ---------    ---------   -----------
Balance - December 31, 1998                                    1,468,780    (22,488)     (500,000)     (26,740)    6,935,436
Net income (loss) (unaudited)                                     (4,338)         -             -            -        (4,338)
Acquisition of Convertible Class B Common Stock (unaudited)            -          -             -     (643,938)     (644,412)
Cancellation (unaudited)                                               -          -       500,000            -       500,000
Partial liquidating distribution (unaudited)                                                                      (5,731,323)
Unrealized securities loss, net (unaudited)                            -     22,488             -            -        22,488
                                                             -----------   --------     ---------    ---------   -----------
Balance - March 31, 1999 (unaudited)                         $ 1,464,442   $      0     $       0    ($670,678)  $ 1,077,851
                                                             ===========   ========     =========    =========   ===========

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                      1999          1998
                                                                  ------------  -----------
Cash flows from operating activities:
  Net income  (loss)                                              $    (4,338)  $    66,237
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation                                                     19,246        23,865
      Amortization of deferred acquisition costs                            0       155,376
      Amortization of discount on surplus note                              0         7,500
      Loss on sale of investments                                      10,602             0
      Deferred income taxes                                           757,810       (23,916)
      (Increase) decrease in operating assets:
        Premiums receivable                                                 0      (520,400)
        Prepaid and refundable income taxes                          (217,417)     (113,284)
        Receivable from related parties                                 4,702        (4,368)
        Receivable from third party administators                  (1,422,128)            0
        Prepaid expenses                                             (418,685)       13,051
        Other assets                                                    3,000       (90,501)
      Increase (decrease) in operating liabilities:
        Payable to reinsurer                                                0       405,169
        Claims liabilities                                                  0      (687,750)
        Unearned premiums                                                   0        41,800
        Commissions payable                                           (43,841)       24,955
        Income taxes payable                                         (580,319)            0
        Accounts payable and accrued expenses                        (314,005)      650,419
                                                                  -----------   -----------
            Net cash provided by (used in) operating activities     2,096,651       (51,847)
                                                                  -----------   -----------
Cash flows from investing activities:
  Furniture and equipment acquired                                          0        (9,999)
  Proceeds from sale of investments and amortization of premiums    2,096,651         5,832
  Purchases of investments                                                  0             0
                                                                  -----------   -----------
            Net cash provided by (used in) investing activities     2,096,651        (4,167)
                                                                  -----------   -----------
Cash flows from financing activities:
  Issuance of Class A common stock                                          0             0
  Exercise option to acquire Class B common stock                    (146,348)            0
  Partial liquidating distribution                                 (5,731,323)            0
                                                                  -----------   -----------
            Net cash provided by (used in) financing activities    (5,877,671)            0
                                                                  -----------   -----------
            Net increase (decrease) in cash and equivalents        (5,986,393)      (56,014)
Cash and equivalents:
  Beginning of year                                                 6,330,909     8,296,943
                                                                  -----------   -----------
  June 30,                                                        $   344,516   $ 8,240,929
                                                                  ===========   ===========
Supplemental cash flow disclosure:
  Cash paid during the period for income taxes                    $    57,496   $   263,459
                                                                  ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1999 and 1998
                                   (Unaudited)

Note 1 - Basis of presentation

The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles ("GAAP"). Certain information normally included in annual financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management of Arista Investors Corp. (the "Registrant"), all adjustments (consisting of normal recurring accruals only) have been reflected for a fair presentation of the unaudited financial position as of June 30,1998 and results of operations for the six-month and three-month periods ended June 30, 1999 and 1998. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.

Note 2 - Reinsurance

The Registrant and its wholly owned subsidiary, Arista Insurance Company ("Arista"), sometimes hereinafter individually or collectively referred to as the "Company", entered into an Assumption Reinsurance Agreement, dated September 23, 1998 (the "Treaty") with The Guardian Life Insurance Company of America ("The Guardian"). Pursuant to this Treaty, all of Arista's liabilities under each and every policy of New York State and voluntary disability benefits insurance, (collectively the "Insurance"), were ceded to The Guardian. The cession of the Insurance to The Guardian, deemed effective July 1, 1998, was consummated on November 12, 1998. Arista discontinued writing the Insurance effective November 12, 1998.

From January 1, 1998 to June 30, 1998, Arista had a Quota Share Reinsurance Treaty with The Guardian, pursuant to which Arista ceded by way of reinsurance, a 50% participation in the Insurance, both for business in force as of January 1, 1998 and for business written or acquired after January 1, 1998.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1999 and 1998
                                   (Unaudited)

A contingent liability exists with respect to reinsurance ceded which would become a liability to Arista in the event that the reinsurer is unable to meet its proportionate share of the obligations assumed under the reinsurance agreement.

Note 3 - Transactions with related parties

At June 30, 1999 and December 31, 1998, Bernard Kooper, Chairman of the Boards of Directors of the Company and Arista and a Director of The Collection Group, Inc., beneficially owns 20.4% of the outstanding shares of Class A common stock, par value $.01 per share (the "Class A Common Stock"). At December 31, 1998 Mr. Kooper also owned 100% of the outstanding shares of Class B common stock, par value $.01 per share (the "Class B Common Stock"). Mr. Kooper is also the owner of Bernard Kooper Life Agency, Inc. (the "Agency"), one of the general agents marketing the Insurance. During the six months ended June 30, 1999 and 1998, the Agency received approximately $95,000 and $100,000, respectively, in commissions based on the premiums collected under the Treaty's Insurance. Of this amount, the Agency paid approximately $70,000 and $77,000, respectively, during the six months ended June 30, 1999 and 1998 to brokers, which included certain members of the Board of Directors of the Company and Arista. The amount paid to members of the Board of Directors of the Company and Arista by the Agency was approximately $10,000 and $8,000 for the six months ended June 30, 1999 and 1998, respectively.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1999 and 1998
                                  (Unaudited)

Note 4 - New Accounting Standards

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130) "Reporting Comprehensive Income". This pronouncement requires entities to make certain disclosures about all types of income, expenses, gains and losses arising during the period in addition to net income from operations. SFAS No.130 is effective for years beginning after December 15,1997. SFAS No. 130 did not have a material effect on the Company's financial position or results of operations for the six-month periods ended June 30, 1999 and June 30, 1998. Note 5 - Segment Information

                                                         Adminis-
                                        Discontinued     trative
                                          Insurance      Service
                                           Segment       Segment       Total
                                           -------       -------       -----
             1999

Revenues from outside customers         $         0   $ 1,631,764   $ 1,631,764
Major customers                         $         0   $         0   $         0
Profit or (loss)                        $         0   $   (85,623)  $   (85,623)

             1998

Revenues from outside customers         $ 9,511,264   $   198,790   $ 9,710,054
Major customers                         $         0   $         0   $         0
Profit or (loss)                        $  (147,334)  $   340,371   $   193,037

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1999 and 1998
                                   (Unaudited)

Note 7 - Third Party Administration

The Registrant entered into an administrative service agreement dated September 23, 1998 (the "TPA Agreement") with The Guardian. The TPA Agreement was consummated on November 12, 1998 and deemed effective as of July 1, 1998. As a third party administrator under the TPA Agreement, the Registrant performs various services relating to the Insurance underwritten by The Guardian, including, but not limited to pricing of risk, underwriting new and renewal business, investigation, and calculation and payment of claims. In addition, the Registrant acts as a third party administrator for the statutory disability benefits book of business of the United States Life Insurance Company in the City of New York and the temporary disability insurance book of business of Hartford Life and Health Insurance Company. Previously, Arista acted as the third party administrator for these three books of business.

Note 8 - Discontinued Operations

In November 1998, the Company completed the cession of the Insurance, previously conducted by Arista, to The Guardian. The summary of operating results of the discontinued operations at June 30, 1999 and 1998 is as follows:

                             ARISTA INVESTORS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

                                             Three months ended June 30,   Six months ended June 30,
                                                      1999       1998           1999      1998
                                                      ----       ----           ----      ----
Revenue:
     Gross premiums earned                           $    0  $ 4,606,940       $    0  $ 9,511,264
     Ceded premiums earned                                0    2,303,470            0    4,630,632
                                                     ------  -----------       ------  -----------
           Net premiums earned                            0    2,303,470            0    4,880,632
                                                     ------  -----------       ------  -----------

Expenses:
     Underwriting:
           Gross claims incurred                          0    2,003,530            0    4,980,660
           Ceded claims incurred                          0    1,001,765            0    2,490,330
                                                     ------  -----------       ------  -----------
             Net claims incurred                          0    1,001,765            0    2,490,330
                                                     ------  -----------       ------  -----------
           Gross commissions incurred                     0      938,509            0    1,887,456
           Ceded commissions incurred                     0      735,041            0    1,482,436
                                                     ------  -----------       ------  -----------
             Net commissions incurred                     0      203,468            0      405,020
                                                     ------  -----------       ------  -----------
             Total underwriting expenses                  0    1,205,233            0    2,895,350

     General and administrative expenses                  0    1,050,821            0    2,132,616
                                                     ------  -----------       ------  -----------
                   Total expenses                         0    2,256,054            0    5,027,966
Income (loss) before income tax provision (benefit)       0       47,416            0     (147,334)
Net income tax provision (benefit)                        0      (38,800)           0      (96,800)
                                                     ------  -----------       ------  -----------
                   Net income (loss)                 $    0  $    86,216       $    0  ($   50,534)
                                                     ======  ===========       ======  ===========

                              ARISTA INVESTORS CORP

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

Results of Operations

Six-Month And Three-Month Periods Ended June 30, 1999 VS.
June 30, 1998 (unaudited)

Consolidated revenues from continuing third-party administrative service operations during the six months ended June 30, 1999 and 1998 were approximately $1,632,000 and $199,000, respectively. For the second quarters of 1999 and 1998, such income was approximately $752,000 and $104,000, respectively. During the first six months of 1999, the Company operated only as full-time third party administrative service provider. In comparison, for the first six months of 1998, the Company operated as a part-time third party administrative service provider as well as a full-time New York State statutory disability carrier.

Consolidated total revenue from continuing operations for the first six months of 1999 was approximately $1,765,000, resulting in a net loss of approximately $4,000. This compares to total revenue of approximately $480,000 and net income of approximately $117,000 for the same period of 1998. For the second quarters of 1999 and 1998, the consolidated total revenue was approximately $800,000 and $245,000, respectively. The net loss for the second quarter of 1999 was approximately $98,000 as compared to net income of approximately $15,000 for the same period of 1998. The decrease in net income for the first six months of 1999 and the second quarter of 1999 when compared to the same periods of 1998 were due to a reduction in investment income and to the expenses allocated to discontinued operations for 1998.

                             ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Consolidated investment income for the first six months of 1999 and 1998 was approximately $135,000 and $265,000, respectively. For the second quarters of 1999 and 1998, consolidated investment income were approximately $51,000 and $135,000, respectively. The decreases during the first six months of 1999 and the second quarter of 1999 are attributable to investment income earned in 1998 on the proceeds received by Arista from the issuance of a $3,000,000 surplus note that was repaid during the fourth quarter of 1998.

The consolidated general and administrative expenses for the first six months of 1999 and 1998, from continuing and discontinued operations, were approximately $1.9 million and $2.3 million, respectively. Reductions in the following expenses attributed to this $400,000 decrease: $126,000 in interest expenses, $95,000 in New York State premium taxes, $73,000 in loss adjustment expenses, and $51,000 in salaries and benefits due to a reduction in employees. For the second quarters of 1999 and 1998, consolidated general and administrative expenses, from continuing and discontinued operations, were approximately $907,000 and $1,121,000, respectively. Reductions in interest expenses, in loss adjustment expenses and in salaries and benefits also contributed to the decrease in general and administrative expenses.

Liquidity and Capital Resources

Retained earnings decreased slightly from $1,468,780 at December 31, 1998 to $1,464,442 at June 30, 1999 as a result of the Company's net loss.

Since the consummation of the cession of Arista's Insurance business to The Guardian, Arista has reduced its capital and paid in surplus to the minimum amount permitted by the New York State Insurance Department and is reviewing its plans to sell Arista's charter and license.

On May 4, 1999, the Class A Directors of the Board of Directors of the Registrant exercised an option to acquire the 47,400 shares of Class B Common Stock, beneficially owned by Mr. Kooper. These 47,400 shares of

                             ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Class B Common Stock represented all of the issued and outstanding shares of the Class B Common Stock. Upon the exercise of the option, Mr. Kooper received an amount equal to $146,347.50, the Fair Market Value of the Registrant's Class A Common Stock and the cancellation of the $500,000.00 outstanding principal amount under a secured promissory note.

On May 28, 1999, the Registrant issued a partial liquidating distribution in the amount of $2.23 per share to stockholders of record on May 19th of the Class A Common Stock.

Year 2000

The Company has completed the conversion and testing of its systems and applications and determined that the systems are Year 2000 compliant. The cost of compliance to date totaled approximately $22,900.

Inflation and Seasonality

The Company does not anticipate that inflation will significantly impact its business nor does it believe that its business is seasonal.

                             ARISTA INVESTORS CORP.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Nothing to report.

Item 2. Changes in Securities

        Nothing to report

Item 3. Defaults Upon Senior Securities

        Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders

        Nothing to report.

Item 5. Other Information

On May 4, 1999, the Class A Directors of the Board of Directors of the Registrant exercised an option (the "Transaction") granted to the Registrant pursuant to a letter agreement, dated June 14, 1996 (the "Letter Agreement"), by Mr. Kooper. Mr. Kooper is the beneficial owner of 47,400 shares of the Registrant's Class B Common Stock, representing all of the issued and outstanding shares of the Class B Common Stock. The Transaction closed on May 18, 1999. As a result of the Transaction, there are no longer any shares of the Class B Common Stock outstanding.

Pursuant to the Letter Agreement, the Registrant acquired 47,400 shares of Class B Common Stock beneficially owned by Mr. Kooper in consideration for (i) an amount equal to $146,347.50, the Fair Market Value (as defined in the Letter Agreement) of the Registrant's Class A Common Stock and (ii) the cancellation of the $500,000 outstanding principal amount under the Note (as defined in the Letter Agreement). The source of such funds paid by the Registrant to Mr. Kooper was working capital. Prior to the Transaction and pursuant to the Registrant's Certificate of Incorporation and By-laws, Mr. Kooper had the right to elect a majority of the Registrant's Board of Directors. In addition, the holder of the Class B Common Stock had the right to

                             ARISTA INVESTORS CORP.

                           PART II. OTHER INFORMATION
                                   (continued)

vote as a separate class upon any merger, reorganization, recapitalization, liquidation, dissolution, or winding-up, sale, transfer or hypothecation of all or a substantial portion of the assets of the Company, and with regard to any amendment to the certificate of incorporation which affects the number or par value, or adversely alters or changes powers, preferences, voting power or special rights of the shares of the Class B Common Stock. Notwithstanding the Transaction, Mr. Kooper continues to beneficially own 525,200 shares of the Registrant's Class A Common Stock (including 30,400 shares of Class A Common Stock owned by Mr. Kooper's wife).

Item 6. Exhibits and Reports on Form 8-K

        a. Exhibit 27 - Financial Data Schedule

        b. Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed On its behalf by the undersigned, thereunto duly authorized.

                                             Arista Investors Corp. (Registrant)


                                      BY:  /S/ STANLEY S. MANDEL
                                           -------------------------------------
                                                STANLEY S. MANDEL, President and
                                              Chief Executive Officer (principal
                                                              executive officer)


                                      BY:  /S/ SUSAN J. HALL
                                           -------------------------------------
                                            SUSAN J. HALL, Senior Vice President
                                              and Treasurer (principal financial
                                                         and accounting officer)

August 13, 1999