Form 10-Q
period 1999-09-30
ARISTA INVESTORS CORP
filed 1999-11-19
CIK 799902

                           FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C. 20549


    (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended SEPTEMBER 30, 1999

                              OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                to
                                   --------------    ----------

                 Commission File No. 2-8381-NY


                    ARISTA INVESTORS CORP.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)


          DELAWARE                              13-2957684
    -----------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)

    116 JOHN STREET, NEW YORK, N.Y.               10038
---------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code:  (212) 964-2150


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---    ----

The aggregate number of Registrant's outstanding shares on November 12, 1999 was 2,570,100 shares of Class A Common Stock, $0.01 par value (excluding 10,000 shares of treasury stock), $0.01 par value.

                             ARISTA INVESTORS CORP.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                              Page

    Item 1. Financial Statements:

            Consolidated Balance sheets at September
              30, 1999 (Unaudited) and December 31, 1998     3

            Consolidated Statements of Income and
              Comprehensive Income (Unaudited) for
              the three months and nine months ended
              September 30, 1999 and 1998                    5

            Consolidated Statements of Changes in Stock-
              holders' Equity for the nine months ended
              September 30, 1999 (Unaudited) and the year
              ended December 31, 1998                        6

            Consolidated Statements of Cash Flows
              (Unaudited) for the nine months ended
              September 30, 1999 and 1998                    7

            Notes to Financial Statements                    8


    Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                    13


PART II. OTHER INFORMATION

    Item 1 through Item 6                                   16

    Signatures                                              18



                               ARISTA INVESTORS CORP.

                            CONSOLIDATED BALANCE SHEETS

                                                        September 30,      December 31,
                                                             1999              1998
                                                             ----              ----
                                                         (unaudited)
                                       ASSETS
Investments:
  Held-to-maturity securities:
    Bonds and long-term U. S. Treasury
      obligations at amortized cost (market
      value $175,273 at September 30, 1999 and
      $2,676,995 at December 31, 1998)                     $   175,210   $ 2,618,068

  Available-for-sale securities:
    Redeemable preferred stocks, at market value
      (amortized cost of $31,524 at December 31, 1998)               0         3,552

  Trading securities, at market value (cost of $279 at
    December 31, 1998)                                               0            87
                                                           -----------   -----------
                                 Total investments             175,210     2,621,707

Cash and equivalents                                           452,751     6,330,909
Receivables from related parties                               599,245       557,902
Receivables under third party administration contracts       1,682,257         7,802
Furniture and equipment, at cost, net of
  accumulated depreciation of $860,773 at September 30,
 1999 and $831,754 at December 31, 1998                         51,550        75,707
Prepaid and refundable income taxes                            224,242             0
Deferred income taxes, net                                           0       759,310
Prepaid expenses                                               116,845       140,687
Other assets                                                   136,369       148,987
                                                           -----------   -----------
    Total assets                                           $ 3,438,469   $10,643,011
                                                           -----------   -----------
                                                           -----------   -----------


                                    (Continued)

                       ARISTA INVESTORS CORP.

                    CONSOLIDATED BALANCE SHEETS
                            (Continued)

                                                        September 30,      December 31,
                                                             1999              1998
                                                             ----              ----
                                                         (unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Commissions payable                                     $         0   $     43,841
   Amounts payable to related parties                        1,030,739      1,932,141
   Accounts payable and accrued expenses                     1,329,062      1,151,274
   Income taxes payable                                              0        580,319
                                                           -----------   ------------
              Total liabilities                              2,359,801      3,707,575
                                                           -----------   ------------
Commitments and contingencies (Note 3)

Stockholders' equity:
   Class A common stock, $.01 par value;
     9,950,000 shares authorized; 2,580,100
     shares issued                                              25,801         25,801
   Class B convertible common stock, $.01 par
     value; 50,000 shares authorized, 47,400
     shares issued                                                 474            474
   Additional paid-in capital                                  258,286      5,989,609
   Retained earnings                                         1,465,259      1,468,780
   Accumulated comprehensive income (loss):
     Net unrealized investment loss (Note 5)                         0        (22,488)
                                                          ------------   ------------
                                                             1,749,820      7,462,176
   Secured promissory note from shareholder                          0       (500,000)
   Cost of 10,000 shares Class A and 47,400 shares of
      Class B common stocks held in treasury                  (671,152)       (26,740)
                                                          ------------   ------------
    Total stockholders' equity                               1,078,668      6,935,436
                                                          ------------   ------------
Total liabilities and stockholders' equity                $  3,438,469     10,643,011
                                                          ------------   ------------
                                                          ------------   ------------


The accompanying notes are an integral part of these financial statements.

                                ARISTA INVESTORS CORP.

             CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                      (Unaudited)

                                                                    Three months ended               Nine months ended
                                                                     September 30,                     September 30,
                                                             -----------------------------       ------------------------------
                                                                1999                  1998            1999            1998
                                                                ----                  ----            ----            ----
Revenue:
    Third-party administrative services                       $   891,626       $   837,198       $ 2,523,390       $ 1,035,988
    Net realized investment gains or (losses)                           0                 0           (10,602)                0
    Net unrealized investment gains                                     0               (14)              192               346
    Net investment income                                           6,671           139,119           141,793           403,626
    Other income                                                   (6,066)            4,609             2,090            21,323
                                                              -----------       -----------       -----------       -----------
        Total revenue                                             892,231           980,912         2,656,863         1,461,283

Expenses:
   General and administrative expenses                            884,526         1,041,890         2,734,781         1,041,890
                                                              -----------       -----------       -----------       -----------
         Income (loss) from continuing operations before
             income tax provision (benefit)                         7,705           (60,978)          (77,918)          419,393

Income taxes:
   Provision for income taxes (benefit)                             6,888           (23,781)          (74,397)          163,563
                                                              -----------       -----------       -----------       -----------
         Income (loss) from continuing operations                     817           (37,197)           (3,521)          255,830

Discontinued operations:  (Note 7)
    Income (loss) from operations of disposed segment
        (net of income taxes)                                           0           166,387                 0            (8,887)
    Gain on disposal of discontinued operations, net of
        tax of $530,719                                                 0           838,171                 0           838,171
                                                              -----------       -----------       -----------       -----------
Income (loss) from discontinued operations                              0         1,004,558                 0           829,284
                                                              -----------       -----------       -----------       -----------
         Net income                                                   817           967,361            (3,521)        1,085,114
                                                              -----------       -----------       -----------       -----------
Other comprehensive income (loss):
    Unrealized gain (loss) on securities during period                  0            (3,054)                0            (3,350)
    Reclassification of losses included in revenue                      0                 0            29,822                 0
    Income tax effect                                                   0             1,039            (7,334)            1,139
                                                              -----------       -----------       -----------       -----------
         Other comprehensive income (loss) net                          0            (2,015)           22,488            (2,211)
                                                              -----------       -----------       -----------       -----------
Total comprehensive income                                            817           965,346            18,967         1,082,903
                                                              -----------       -----------       -----------       -----------
                                                              -----------       -----------       -----------       -----------
Net income (loss) per common share:
    Basic and diluted
         Continuing operations                                $      0.00       ($     0.01)      $      0.00       $      0.10
         Discontinued operations                                     0.00              0.38              0.00              0.31
                                                              -----------       -----------       -----------       -----------
                 Net income                                   $      0.00       $      0.37       $      0.00       $      0.41
                                                              -----------       -----------       -----------       -----------
                                                              -----------       -----------       -----------       -----------
Weighted average number of common shares:
    Basic and diluted                                           2,570,100         2,617,500         2,570,100         2,617,500
                                                              -----------       -----------       -----------       -----------
                                                              -----------       -----------       -----------       -----------


           The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

             Nine months ended September 30, 1999 (unaudited) and year ended December 31, 1998




                                                                               Common Stock
                                                             -------------------------------------------                 Paid-in
                                                                     Class A        Convertible Class B                  capital
                                                             --------------------   -------------------                 attributed
                                                                Number      Par      Number     Par      Additional         to
                                                                 of        value       of      value      paid-in       detachable
                                                                Shares     $.01      Shares    $.01       capital        warrants
                                                             ----------  ---------  --------  -------  -------------   -----------

Balance - January 1, 1998                                     2,580,100  $  25,801    47,400  $   474    $ 5,839,609   $   150,000
  Net income                                                         --         --        --       --             --            --
  Unrealized securities loss, net                                    --         --        --       --             --            --
  Expiration of option                                               --         --        --       --        150,000      (150,000)
                                                             ----------  ---------  --------  -------  -------------   -----------
Balance - December 31, 1998                                   2,580,100  $  25,801    47,400  $   474    $ 5,989,609   $         0
  Net income (loss) (unaudited)                                      --         --        --       --             --            --
  Acquisition of Convertible Class B Common Stock (unaudited)        --         --        --       --             --            --
  Cancellation (unaudited)                                           --         --        --       --             --            --
  Partial liquidating distribution (unaudited)                       --         --        --       --     (5,731,323)           --
  Unrealized securities loss, net (unaudited)                        --         --        --       --             --            --
                                                             ----------  ---------  --------  -------  -------------   -----------
Balance - September 30, 1999 (unaudited)                      2,580,100  $  25,801    47,400  $   474    $   258,286   $         0
                                                             ----------  ---------  --------  -------  -------------   -----------
                                                             ----------  ---------  --------  -------  -------------   -----------

                                                                              Accumulated    Secured
                                                                                 other     promissory
                                                                 Retained   comprehensive     note        Treasury
                                                                 earnings       income     receivable      Shares          Total
                                                               -----------   -----------   -----------   -----------   -----------
Balance - January 1, 1998                                      $ 1,035,985   ($   18,727)  ($  500,000)  ($   26,740)  $ 6,506,402
  Net income                                                       432,795            --            --            --       432,795
  Unrealized securities loss, net                                       --        (3,761)           --            --        (3,761)
  Expiration of option                                                  --            --            --            --            --
                                                               -----------   -----------   -----------   -----------   -----------
Balance - December 31, 1998                                      1,468,780       (22,488)     (500,000)      (26,740)    6,935,436
  Net income (loss) (unaudited)                                     (3,521)           --            --            --        (3,521)
  Acquisition of Convertible Class B Common Stock (unaudited)           --            --            --      (644,412)     (644,412)
  Cancellation (unaudited)                                              --            --       500,000            --       500,000
  Partial liquidating distribution (unaudited)                          --            --            --            --    (5,731,323)
  Unrealized securities loss, net (unaudited)                           --        22,488            --            --        22,488
                                                               -----------   -----------   -----------   -----------   -----------
Balance - September 30, 1999 (unaudited)                       $ 1,465,259   $         0   $         0   ($  671,152)  $ 1,078,668
                                                               -----------   -----------   -----------   -----------   -----------
                                                               -----------   -----------   -----------   -----------   -----------

                     The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                            1999             1998
                                                                       -----------       -----------
Cash flows from operating activities:
  Net income  (loss)                                                   $    (3,521)      $ 1,085,114
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation                                                          35,910            35,910
      Discount on surplus note                                                   0            11,250
      Amortization of deferred acquisition costs                                 0           484,398
      Loss on sale of investments                                           10,602                 0
      Deferred income taxes/(benefit)                                      761,246        (1,257,257)
      (Increase) decrease in operating assets:
        Premiums receivable                                                      0         2,978,600
        Receivables from officers and directors                            (41,343)         (119,212)
        Prepaid and refundable income taxes                               (224,242)          710,050
        Receivables from third party administration                     (1,674,455)         (748,120)
        Receivables from reinsurer                                               0        (1,461,360)
        Prepaid expenses                                                    23,842                 0
        Other assets                                                        12,618           292,073
      Increase (decrease) in operating liabilities:
        Amounts payable to related parties                                (901,402)        1,883,193
        Accounts payable and accrued expenses                              177,788           356,185
        Payable to reinsurer                                                     0          (158,721)
        Net claims liabilities                                                   0        (3,391,950)
        Net unearned premiums                                                    0        (1,464,800)
        Commissions and fees payable                                       (43,841)         (503,795)
        Income taxes payable, net                                         (580,319)        1,248,944
                                                                       -----------       -----------
            Net cash provided by (used in) operating activities         (2,447,117)          (19,498)
                                                                       -----------       -----------
Cash flows from investing activities:
  Capital expenditures                                                     (11,753)           (9,999)
  Proceeds from sale of investments                                      2,458,383             8,942
  Purchases of investments                                                       0                 0
                                                                       -----------       -----------
             Net cash provided by (used in)  investing activities        2,446,630            (1,057)
                                                                       -----------       -----------
Cash flows from financing activities:
  Exercise option to acquire Class B common stock                         (146,348)                0
  Partial liquidating distribution                                      (5,731,323)                0
                                                                       -----------       -----------
             Net cash provided by (used in) financing activities        (5,877,671)                0
                                                                       -----------       -----------

                      Increase (decrease) in cash and equivalents       (5,878,158)          (20,555)
Cash and equivalents:
  Beginning of period                                                    6,330,909         8,296,943
                                                                       -----------       -----------
  End of period                                                        $   452,751       $ 8,276,388
                                                                       -----------       -----------
                                                                       -----------       -----------
Supplemental cash flow disclosure:
  Cash paid during the period for income taxes                         $    67,772       $   299,195
                                                                       -----------       -----------
                                                                       -----------       -----------
Supplemental investing and financing disclosure:
  Proceeds from sale of insurance business                             $         0       $(3,421,486)
  Premiums receivable sold                                                       0        (3,249,000)
  Net claim liabilities                                                          0         2,400,000
  Net unearned premiums                                                          0         1,328,491
  Payable to reinsurer                                                           0         1,480,635
                                                                       -----------       -----------
                                                                       $         0       $(1,461,360)
                                                                       -----------       -----------
                                                                       -----------       -----------

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 1999 and 1998
                                   (Unaudited)


NOTE 1 - NATURE OF OPERATIONS

Arista Investors Corp. (the "Registrant") entered into an administrative service agreement dated September 23, 1998 (the "TPA Agreement") with The Guardian Life Insurance Company of America ("The Guardian"). The TPA Agreement was consummated on November 12, 1998 and deemed effective as of July 1, 1998. As a third party administrator under the TPA Agreement, the Registrant performs various services relating to New York State statutory disability benefits insurance policies ("DBL") underwritten by The Guardian, including, but not limited to pricing of risk, underwriting new and renewal business, investigation, and calculation and payment of claims. In addition, the Registrant acts as a third party administrator for the DBL book of business of the United States Life Insurance Company in the City of New York and the temporary disability insurance book of business of Hartford Life and Health Insurance Company. Arista Insurance Company, a New York State insurance company and the Registrant's wholly owned subsidiary ("Arista"), acted as the third party administrator for the three books of business in prior periods.



NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles ("GAAP"). Certain information normally included in annual financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management of the Registrant, all adjustments (consisting of normal recurring accruals only) have been reflected for a fair presentation of the unaudited financial position as of September 30, 1999 and results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1999 and 1998
                                   (Unaudited)
                                   (continued)

NOTE 3 - REINSURANCE

The Registrant and Arista, sometimes hereinafter individually or collectively referred to as the "Company", entered into an Assumption Reinsurance Agreement, dated September 23, 1998 (the "Treaty") with The Guardian. Pursuant to this Treaty, all of Arista's liabilities for the New York State statutory disability benefits insurance policies including super statutory and voluntary disability benefits insurance, (collectively the "Insurance"), were ceded to The Guardian. The cession of the Insurance to The Guardian, deemed effective July 1, 1998, was consummated on November 12, 1998. Arista discontinued writing the Insurance effective November 12, 1998.

From January 1, 1998 to June 30, 1998, Arista had a Quota Share Reinsurance Treaty with The Guardian, pursuant to which Arista ceded by way of reinsurance, a 50% participation in the Insurance, both for business in force as of January 1, 1998 and for business written or acquired after January 1, 1998.

A contingent liability would exist with respect to reinsurance ceded which would become a liability to Arista in the event that the reinsurer is unable to meet its proportionate share of the obligations assumed under the reinsurance agreement.


NOTE 4 - TRANSACTIONS WITH RELATED PARTIES

At September 30, 1999 and December 31, 1998, Bernard Kooper, Chairman of the Boards of Directors of the Company and Arista and a Director of The Collection Group, Inc., beneficially owned 20.4% of the outstanding shares of Class A common stock, par value $.01 per share (the "Class A Common Stock"). At December 31, 1998 Mr. Kooper also owned 100% of the outstanding shares of Class B common stock, par value $.01 per share (the "Class B Common Stock"). Mr. Kooper is also the owner of Bernard Kooper Life Agency, Inc. (the "Agency"), one of the general agents marketing the Insurance. During the nine months ended September 30, 1999

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1999 and 1998
                                  (Unaudited)
                                  (continued)

and 1998, the Agency received approximately $141,000 and $156,000, respectively, in commissions based on the premiums collected on DBL serviced by the Company. Of this amount, the Agency paid approximately $105,000 and $113,000, respectively, during the nine months ended September 30, 1999 and 1998 to brokers, which included certain members of the Board of Directors of the Company and Arista. The amount paid to members of the Board of Directors of the Company and Arista by the Agency was approximately $16,000 and $15,000 for the nine months ended September 30, 1999 and 1998, respectively.


NOTE 5 - NEW ACCOUNTING STANDARDS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130) entitled "Reporting Comprehensive Income". This pronouncement requires entities to make certain disclosures about all types of income, expenses, gains and losses arising during the period in addition to net income from operations. SFAS No.130 is effective for years beginning after December 15,1997. SFAS No. 130 did not have a material effect on the Company's financial position or results of operations for the nine-month periods ended September 30, 1999 and September 30, 1998.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131) entitled "Disclosure of Segment Information". This pronouncement requires (1) the use of "management approach" as a basis for segmentation, (2) expanded disclosure about company segments and (3) disclosure of segment information in interim financial reporting. See Note 6.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1999 and 1998
                                   (Unaudited)
                                   (continued)

NOTE 6 - SEGMENT INFORMATION

                                                    Adminis-
                                 Discontinued      trative
                                   Insurance        Service
                                   Segment          Segment         Total
                                   -------          -------         -----
             1999

Revenues from outside customers  $         0      $2,523,390    $ 2,523,390
Major customers                  $         0      $        0    $         0
Profit or (loss)                 $         0      $  (77,918)   $   (77,918)


             1998
Revenues from outside customers  $9,792,264       $ 1,035,988   $10,828,252
Major customers                  $        0       $         0   $         0
Profit or (loss)                 $  829,284       $   255,830   $ 1,085,114



NOTE 7 - DISCONTINUED OPERATIONS

In November 1998, the Company completed the cession of the Insurance, previously conducted by Arista, to The Guardian. The summary of operating results of the discontinued operations at September 30, 1999 and 1998 is as follows:

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1999 and 1998
                                   (unaudited)
                                   (continued)

                                                               Three months ended                Nine months ended
                                                                  September 30,                     September 30,
                                                         ----------------------------       ----------------------------
                                                             1999            1998             1999              1998
                                                             ----            ----             ----              ----
Revenue:
         Gross premiums earned                           $         0      $   281,000       $         0      $ 9,792,264
         Ceded premiums earned                                     0                0                 0        4,630,632
                                                         -----------      -----------       -----------      -----------
                         Net premiums earned                       0          281,000                 0        5,161,632
                                                         -----------      -----------       -----------      -----------
Expenses:
         Underwriting:
              Gross claims incurred                                0         (141,424)                0        4,839,236
              Ceded claims incurred                                0         (128,166)                0        2,362,164
                                                         -----------      -----------       -----------      -----------
                  Net claims incurred                              0          (13,258)                0        2,477,072
                                                         -----------      -----------       -----------      -----------

              Gross commissions incurred                           0           77,844                 0        1,965,300
              Ceded commissions incurred                           0           56,351                 0        1,538,787
                                                         -----------      -----------       -----------      -----------
                  Net commissions incurred                         0           21,493                 0          426,513
                                                         -----------      -----------       -----------      -----------
                  Total underwriting expenses                      0            8,235                 0        2,903,585

         General and administrative expenses                       0                0                 0        2,272,616
                                                         -----------      -----------       -----------      -----------

                         Total expenses                            0            8,235                 0        5,176,201
                                                         -----------      -----------       -----------      -----------

Income (loss) before income tax provision (benefit)                0          272,765                 0          (14,569)
Net income tax provision (benefit)                                 0          106,378                 0           (5,682)
                                                         -----------      -----------       -----------      -----------

                          Net income (loss)              $         0      $   166,387       $         0      ($    8,887)
                                                         -----------      -----------       -----------      -----------
                                                         -----------      -----------       -----------      -----------

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


RESULTS OF OPERATIONS

NINE-MONTH AND THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 VS.
SEPTEMBER 30, 1998 (UNAUDITED)

Consolidated revenues from continuing third-party administrative service operations during the nine months ended September 30, 1999 and 1998 were approximately $2,523,000 and $1,036,000, respectively. During the first nine months of 1999, the Company operated only as a full-time third party administrative service provider. In comparison, for the third quarter of 1998 the Company operated only as a full-time third party administrative service provider while for the first six months of 1998, the Company operated as a part-time third party administrative service provider as well as a full-time New York State statutory disability benefits insurer. For the third quarters of 1999 and 1998, such service revenues were approximately $892,000 and $837,000, respectively. For the third quarter of 1999, this revenue was lower than anticipated because of a delay in the Company's primary client's major acquisition, which the Company now administers.

Consolidated total revenue from continuing operations for the first nine months of 1999 was approximately $2,657,000, resulting in a net loss of approximately $4,000, as compared to total revenue of approximately $1,461,000 and net income of approximately $256,000 for the same period

                             ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


of 1998. This decrease in net income was due to a reduction in investment income and to general and administrative expenses attributable to discontinued operations for 1998. For the third quarters of 1999 and 1998, the consolidated total revenue was approximately $892,000 and $980,000, respectively, resulting in net income for the third quarter of 1999 of approximately $1,000 as compared to a net loss of approximately $37,000 for the same period of 1998.

Consolidated investment income for the first nine months of 1999 and 1998 was approximately $142,000 and $404,000, respectively. For the third quarters of 1999 and 1998, consolidated investment income was approximately $7,000 and $139,000, respectively. The decreases during the first nine months of 1999 and the third quarter of 1999 were attributable to investment income earned in 1998 on the proceeds received by Arista from the issuance of a $3,000,000 surplus note that was repaid during the fourth quarter of 1998.

The consolidated general and administrative expenses for the first nine months of 1999 and 1998, from continuing and discontinued operations, were approximately $2.7 million and $3.3 million, respectively. Reductions in the following expenses mainly attributed to the approximately $580,000 decrease were: $212,000 in interest expenses, $52,000 in New York State premium taxes, $57,000 in loss adjustment expenses, $60,000 in licenses and fees, and $153,000 in salaries and benefits due to a reduction in employees. For the third quarters of 1999 and 1998, consolidated general and administrative expenses, from continuing and discontinued operations, were approximately $885,000 and $1,042,000, respectively. Reductions in interest expenses, in loss adjustment expenses and in salaries and benefits also contributed to this decrease in general and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES

Retained earnings decreased slightly from $1,468,780 at December 31, 1998 to $1,465,259 at September 30, 1999 as a result of the Company's net loss.

                             ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


Since the consummation of the cession of Arista's business to The Guardian, Arista has reduced its capital and paid in surplus to the minimum amount permitted by the New York State Insurance Department and is in process of selling Arista's charter and license.

On May 4, 1999, the Class A Directors of the Board of Directors of the Registrant exercised an option to acquire the 47,400 shares of Class B Common Stock, beneficially owned by Mr. Kooper. The 47,400 shares of Class B Common Stock represented all of the issued and outstanding shares of the Class B Common Stock. Upon the exercise of the option, Mr. Kooper received an amount equal to $146,347.50, representing the Fair Market Value of the Registrant's Class A Common Stock and the cancellation of the $500,000.00 outstanding principal amount under a secured promissory note.

On May 28, 1999, the Registrant issued a partial liquidating distribution in the amount of $2.23 per share to stockholders of record on May 19th of the Class A Common Stock.

YEAR 2000

The Company has completed the conversion and testing of its systems and applications and determined that the systems are Year 2000 compliant. The cost of compliance to date totaled approximately $22,900.

The Company has been notified that its major third party administrator has tested and modified all of its systems for Year 2000 compliance and has contingency plans to address any problems that may occur.

In addition, the principal bank that the Company utilizes has completed its Year 2000 renovation and testing and its systems have passed is compliance tests. The bank has informed the Company that it has continually reviewed and upgraded its business continuity plans in an effort to mitigate potential risks.

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

Item 4. Submission of Matters to a Vote of Security Holders

        The Registrant's Annual Meeting of Stockholders was held on August 6, 1999. The Stockholders approved the following:

        a. The election of the nominees to the Board of Directors:

                 Daniel Glassman          For:  2,236,900      Withheld: 50,400
                 Bernard Kooper           For:  2,236,900      Withheld: 50,400
                 Michael Krasner          For:  2,236,900      Withheld: 50,400
                 Stanley S. Mandel        For:  2,236,900      Withheld: 50,400
                 Louis H. Saltzman        For:  2,236,900      Withheld: 50,400

        b. Adoption of the Registrant's 1999 Non-Qualified Stock Option Plan:

                       For:  1,784,810    Against: 26,000      Abstention:   -0-

        c. Adoption of the Registrant's 1999 Restricted Stock Plan:

                       For:  1,784,810    Against: 26,000      Abstention:   -0-

                             ARISTA INVESTORS CORP.


                           PART II. OTHER INFORMATION
                                   (continued)


Item 5. Other Information

        The Registrant and Arista entered into a Stock Purchase Agreement (the "Agreement") dated as of October 22, 1999, to sell to WCA Holdings, Inc., a Connecticut corporation (the "Buyer"), all of the issued and outstanding shares of common stock of Arista (the "Transaction"). The completion of the Transaction is subject to various closing conditions, contingencies and regulatory approvals, including, but not limited to, approval from the New York State Insurance Department.

        Pursuant to the Agreement, the purchase price shall be equal to the sum of (i) the value of the assets of Arista minus the value of the liabilities of Arista at the time of closing; plus (ii) $500,000.

        The consummation of the Transaction is expected to occur prior to December 31, 1999.

Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

           27. Financial Data Schedule

        b. Reports on Form 8-K:  None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed
On its behalf by the undersigned, thereunto duly authorized.


                                             ARISTA INVESTORS CORP. (REGISTRANT)






                                     BY:  /S/ STANLEY S. MANDEL
                                          --------------------------------------
                                                STANLEY S. MANDEL, President and
                                              Chief Executive Officer (principal
                                                              executive officer)





                                     BY:  /S/ SUSAN J. HALL
                                          --------------------------------------
                                           SUSAN J. HALL, Senior Vice President
                                             and Treasurer (principal financial
                                                        and accounting officer)



November 18, 1999