Form 10-K405
period 1999-12-31
ARISTA INVESTORS CORP
filed 2000-04-14
CIK 799902

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-K

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended .....................................December 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________.

                         Commission File Number 0-16520

                             ARISTA INVESTORS CORP.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 13-2957684
    -------------------------------         ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

   116 JOHN STREET, NEW YORK, NEW YORK                     10038
----------------------------------------                 ----------
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

                             Yes: |X|     No: |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock (Class A Common Stock, par value $ .01 per share) held by non-affiliates of the registrant, based upon the closing sale price of the stock as reported on the Over-the-Counter Bulletin Board service on April 6, 2000 was $2,925,000.

         The aggregate number of registrant's outstanding shares on April 6, 2000 was 2,570,100 shares of Class A Common Stock, $0.01 par value (excluding 10,000 shares of treasury stock).

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III - Portions of Registrant's Proxy Statement relating to the 2000 Annual Meeting of Stockholders.

Part IV - Portions of previously filed reports and registration statements.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         Arista Investors Corp. (the "Registrant") through its wholly-owned subsidiary, Arista Insurance Company ("Arista"), a New York corporation (Registrant and Arista are sometimes hereinafter individually or collectively referred to as the "Company"), was engaged in the sale and underwriting of statutory, super statutory and voluntary disability benefits insurance (collectively, the "Insurance") in the State of New York from 1979 to June 30, 1998. Since July 1, 1998, the Registrant has been engaged as a third party administrator. See "- TPA Agreement; Third Party Administration Business". The Registrant is a Delaware corporation incorporated on August 19, 1986, which succeeded to the business of its predecessor, Arista Investors Corp., a New York corporation organized in 1978. The Company's principal executive offices are located at 116 John Street, New York, New York 10038. Its telephone number is
(212) 964-2150.

         Arista was licensed to write accident and health insurance by the New York State Insurance Department (the "Department") in October 1979, and sold and underwrote the Insurance through June 30, 1998. During the year ended December 31, 1993, Arista amended its charter and became licensed to write a line of property and casualty insurance in New York as well. To date, Arista has not written any property and casualty insurance business. Such licenses may continue in perpetuity unless suspended or terminated by an act of the regulator.

         Pursuant to agreements effective July 1, 1993 and January 1, 1995, Arista also acted as a third party administrator for the statutory disability benefits books of business of The Guardian Life Insurance Company of America and the United States Life Insurance Company in the City of New York, respectively. The administrative services fees collected by Arista during the year ended December 31, 1997, and the six months ended June 30, 1998 were $312,378 and $195,379, respectively.

         The following table sets forth the third party administrative service fees earned, together with the consolidated investment income and realized investment gains (losses) for each of the three years of the period ended December 31, 1999.

                                          1997            1998          1999
                                          ----            ----          ----
Third party administrative services   $   351,346    $  1,493,153   $ 3,505,816
                                      ===========    ============   ===========
Investment income                     $   513,913    $    543,856   $   152,527
                                      ===========    ============   ===========
Realized investment gains (losses)    $    (2,519)   $       --     $   (10,410)
                                      ===========    ============   ===========

CESSION OF INSURANCE; COMMENCEMENT OF THIRD PARTY ADMINISTRATION BUSINESS BY THE REGISTRANT

         THE AGREEMENTS. The Company entered into an Assumption Reinsurance Agreement, dated September 23, 1998 (the "Treaty"), with The Guardian Life Insurance Company of America, a New York mutual life insurance company ("The Guardian"), and the Registrant entered into an Administrative Services Agreement, also dated September 23, 1998 (the "TPA Agreement"), with The Guardian. The transactions contemplated by the Treaty and TPA Agreement were consummated on November 12, 1998 (the "Closing Date") and deemed effective as of July 1, 1998 (the "Effective Date"). Also, the quota share reinsurance treaty between Arista and The Guardian, effective as of January 1, 1998 (the "Quota Share Reinsurance Treaty"), whereby Arista ceded a 50% participation in the Insurance by way of reinsurance, both for business in force as of January 1, 1998 and for business written or acquired after January 1, 1998 was terminated, effective July 1, 1998. See "-The Treaty; Cession of Insurance Business", "-TPA Agreement; Third Party Administration Business" and "-Reinsurance Treaty" and "-Reinsurance Ceded."

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

         The cession of the Insurance to The Guardian was deemed to have taken place as of the Effective Date. Pursuant to the Treaty, Arista was required to present to The Guardian on the Closing Date all new policies, if any, which Arista had issued between the Effective Date and the Closing Date for acceptance by The Guardian pursuant to the Treaty. Any new policies not accepted by The Guardian were canceled in accordance with the requirements of the Workers' Compensation Law. On the Closing Date, Arista presented to The Guardian 25,092 policies, of which approximately 99.7% accepted The Guardian's assumption.

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

         As of the six months ended June 30, 1998, and the fiscal years ended December 31, 1998 and December 31, 1999, the Insurance encompassed some 229,000, 275,000, and 249,000 covered lives, respectively, and approximately 23,000, 24,000 and 23,000 policyholders, respectively. See

"-TPA Agreement; Third Party Administration Business."

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

         After the closing of the cession of the Insurance to The Guardian, the Registrant retained Arista's insurance company license and charter, consolidated cash and cash equivalents and other net tangible assets and an ongoing TPA operation. See "-TPA Agreement; Third Party Administration Business."

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

         After the closing of the cession of the Insurance to The Guardian, The Guardian mailed an Assumption Certificate ("Certificate") to each policyholder's last known address, which certificate reflected the assumption by The Guardian of all risks, duties and obligations associated with the Insurance. The Treaty and the Certificate met all of the requirements of the New York State Insurance Department (the "Department") and was approved by the Superintendent of Insurance of the State of New York prior to consummation of the cession of the Insurance. On the Closing Date, Arista presented to The Guardian 25,092 policies, of which 25,010 policyholders accepted The Guardian assumption, and 82 rejected The Guardian assumption.

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

         TPA AGREEMENT; THIRD PARTY ADMINISTRATION BUSINESS. The Registrant is licensed by the Department as an independent accident and health adjuster (the "License"), and on the date that the cession of the Insurance was consummated, the Registrant commenced servicing the Insurance pursuant to the TPA Agreement. The License may continue in perpetuity unless otherwise suspended or terminated by an act of the regulator. In April 1999, the Registrant paid a fee of $100 for the License required for its existing sublicensee. In August, 1999, the Registrant paid another fee of $100 for an additional employee's license.

         As a third party administrator under the TPA Agreement, the Registrant performs various services relating to the Insurance underwritten by The Guardian, including, but not limited to, pricing of risk, underwriting new and renewal business, investigation, calculation and payment of claims, preparation and transmission of bills, preparation of policy kits and forms, preparations of commission statements, maintenance of records, responding to inquiries from policyholders and providing updates on regulatory changes. Effective January 1, 1999, the TPA Agreement was amended to include an additional book of Insurance acquired by The Guardian (the TPA Agreement, as amended, is hereinafter referred to as, the "TPA Agreement"). Pursuant to the TPA Agreement, the Registrant receives a fee based upon the premiums collected or earned by The Guardian plus additional fees based upon performance by the Registrant and results achieved by The Guardian. The TPA Agreement sets three pricing parameters: (i) a basic fee of 5% to 7% of collected premium for all required functions, (ii) adjustments to the basic fee of +/-1% of the collected premium pursuant to a semi-annual audit performed by The Guardian to determine whether the performance criteria under the TPA Agreement have been complied with, and (iii) a limited contingency payment to be paid annually based upon the developed incurred loss ratio. The TPA Agreement is effective for a period of five years, subject to earlier termination by The Guardian under certain circumstances as described below.

         The Guardian has the right to terminate the TPA Agreement during its full term upon 60 days prior written notice to the Registrant upon the occurrence of any of the following events (each an "Event of Default"): (i) breach of the TPA Agreement by the Registrant which is not cured within 30 days or which may cause or has caused the revocation of The Guardian's license to do an insurance business in any jurisdiction, (ii) the commencement of a voluntary or involuntary reorganization, liquidation or receivership of the Registrant,
(iii) an order entered by a court of competent jurisdiction affecting more than 50% of the Registrant's property under conservatorship, liquidation, insolvency or similar laws, (iv) the failure of Stanley S. Mandel, the Registrant's President, to maintain control of the day-to-day operations of the Registrant at any time during the first five years following the Effective Date (other than by reason of Mr. Mandel's death or disability, in which case a replacement acceptable to The Guardian may be appointed), (v) the Registrant permits any other person to gain operational control of its administrative servicing business or agrees to any arrangement which would end the existence of such business, without giving The Guardian a right of first refusal to purchase such business or (vi) the Registrant fails to maintain a minimum stockholders' equity on its balance sheet of not less than 3.5% of the gross premiums earned on the contracts administered pursuant to the TPA Agreement in the prior calendar year, and such failure continues without being cured for 10 days after receiving notice of such failure from The Guardian. Additionally, after the first two years of the initial five year term of the TPA Agreement, The Guardian may terminate the TPA Agreement in the event The Guardian desires to perform the administrative services.

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

         THE GUARDIAN. The Guardian is a New York mutual life insurance company which primarily issues individual life and group insurance coverages through its career agency force and broker network. The Guardian manages its operations through six profit centers: life insurance, group insurance, disability insurance, equity products, group pensions and reinsurance. The Guardian's major line of business is group accident and health which accounted for more than one-half of consolidated net premiums in 1999.

CUSTOMERS; THIRD PARTY ADMINISTRATION

         Pursuant to the TPA Agreement, the Registrant is obligated to provide third party administrative services for the Insurance to The Guardian. The Guardian represents the Registrant's largest customer of its third party administration business, accounting for more than 90% of such business during the year ended December 31, 1999 and for the six month period ended December 31, 1998. The failure of the Registrant to retain The Guardian as a customer by the failure of the Registrant to correct any Event of Default, by The Guardian electing to administer the Insurance and terminate the TPA Agreement as discussed above, or for any other reason, would have a material adverse effect on the Registrant's business and plan of operations. See "-TPA Agreement; Third Party Administration Business" and "-The Guardian."

COMPETITION

         The third party administration business is highly competitive. Competition is primarily based upon range and proficiency of service and fee structure. The Registrant believes that it has few competitors, most of whom service other coverages in addition to the Insurance. The Registrant's competitors vary in size, many of which have longer operating histories, offer a broader range of services other than third party administration of insurance policies and generally have greater financial, marketing and management resources than the Registrant. The Company relies upon the expertise of its employees and executive officers, particularly Stanley S. Mandel, the Company's President. Such employees and executive officers have an average of twenty years experience in the insurance industry and third party administration business. The Registrant and Mr. Mandel entered into an employment agreement effective upon the Closing Date, which agreement was amended effective as of October 1999. Pursuant to the employment arrangement, Mr. Mandel is employed for a two-year period, plus up to an additional three years subject to (i) the continuation of the Registrant's third party administration arrangement with The Guardian or
(ii) the occurrence of a change-of control Event (as defined therein). The loss of Mr. Mandel would have a material adverse effect upon the Company's business and plan of operations. See "-TPA Agreement; Third Party Administration Business"; "-Marketing" and "-Employees."

MARKETING

         The Registrant believes that, particularly with respect to the small and medium-sized businesses on which it focused its marketing efforts, carriers may rely upon third party administrators to service the insurance underwritten by such carrier. Consequently, the Company considers the insurer to be its customer and stresses prompt and personal service in all phases of underwriting, product delivery and claims processing functions.

EMPLOYEES

         As of December 31, 1999, the Company had forty-one (41) employees. Seven (7) of these employees are executive officers, seven (7) provide claims services as examiners, one (1) provides general and administrative services and twenty-six (26) provide all other services. The Company believes its relations with its employees are satisfactory.

ARISTA'S INSURANCE OPERATIONS

         Under New York State law, all eligible employees, including full-time and part-time employees in New York State, are required to be provided with disability insurance coverage unless excluded by statute (e.g., government, railroad, maritime or farm workers). Statutory disability benefits insurance presently provides for a payment to totally disabled employees in the amount of 50% of weekly salary to a maximum payment of $170 per week, for a maximum of 26 weeks beginning with the eighth day of disability due to an off-the-job accident or sickness. On-the-job accident or sickness is covered by worker's compensation insurance, not statutory disability benefits insurance. Arista charged a premium for the Insurance coverage based upon a rate structure approved by the Department. In order for an insurer to alter its rate structure it must obtain prior written approval from the Department. Under New York law, an employer may require an employee to contribute 1/2 of 1% of covered payroll up to a maximum of $.60 per week towards the premium charge for statutory disability benefits insurance.

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

         For the year ended December 31, 1997 and the six months ended June 30, 1998, no customer accounted for 10% or more of the Company's consolidated gross revenues.

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

CLAIMS

         Gross claims incurred by Arista amounted to $12,212,694 in 1997, and $4,889,920 for the six months ended June 30, 1998.

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

         CALENDAR YEAR        ESTIMATED LOSS RATIO        ACTUAL LOSS RATIO
             1994                    66.5%                      65.0%
             1995                    62.2%                      61.8%
             1996                    62.4%                      60.6%
             1997                    58.8%                      58.5%

                  The estimated loss ratio is calculated for each calendar year based upon a historical estimate of the claims development divided by the premiums earned for such period. It differs from the actual loss ratio which represents the fully developed claims for a calendar year divided by the actual premiums earned for that year.

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

RESERVES

                  Insurance companies are required to maintain reserves for unearned premiums, and claim reserves for unpaid losses, unpaid loss adjustment expenses and New York State assessments for this line of business. These claim reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those incurred but not reported. Arista established these claim reserves based upon its prior experience. Gross claims liabilities were $3,391,950 at December 31, 1997, and $2,704,200 at June 30, 1998.

                  Loss reserves are only estimates of what the insurer expects to pay on claims, based on facts and circumstances then known. Although a degree of variability is inherent in such estimates, management believed that the liabilities for unpaid claims and related adjustment expenses were adequate. The estimates were continually reviewed and adjusted as necessary.

                  The following table compares Arista's gross liability for unpaid losses, LAE, and DBL assessments, at the end of each of the last five calendar years compared to the gross amounts actually paid against these reserves.

                                                Year Ended December 31,

                                                       ($ ,000)

                                      1995       1996       1997     1998    1999
Estimated gross liability for
unpaid losses, LAE reserves and
DBL assessments                    $  4,526    $ 4,351    $ 3,392    $ 0     $ 0
                                   --------    -------    -------    ---     ---

Gross amounts actually paid
         against reserves:

         One year later               4,561      3,277      2,917
         Two years later                  -          -          -
         Three years later                -          -          -
         Four years later                 -          -
                                   --------    -------    -------    ---     ---


Redundancy (deficiency)                (35)      1,074        475      0     $ 0
                                   --------    -------    -------    ---     ---

Cumulative redundancy
         (deficiency)              $   (35)    $ 1,039    $ 1,514    $ 0     $ 0
                                   ========    =======    =======    ===     ===


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

                  The following table contains information concerning the Company's investment portfolio as at December 31, 1999:

                                                                    Amount
                                                                    which is
                                     Cost or                        shown in
                                    amortized        Market       the balance
   Type of Investment                  Cost           Value          Sheet
   ------------------                  ----           -----          -----
Investment Securities:
   United States Treasuries          $177,516        $175,000       $175,112

         The following table summarizes the Company's investment results before income taxes for the five years ended December 31, 1999:

                               1995          1996          1997          1998          1999
                               ----          ----          ----          ----          ----
Net investment income     $ 252,134     $ 440,540     $ 513,913     $ 543,856     $ 152,527
Net realized investment
  gain (loss)             $    (137)    $    (208)    $  (2,519)    $--------     $ (10,410)
Other comprehensive
   income (loss)            $------     $ (15,387)    $   4,955     $  (5,698)    $  27,972
Average annual yield on
  total investments(1)         5.90%         5.69%         5.83%         6.02%         4.64%

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

         The Company is also regulated under New York State Insurance Law,
Article 15, the "Holding Companies" statute. The regulations promulgated under the "Holding Companies" statute require prior regulatory agency approval of changes in control of an insurer and of transactions within the holding company structure. In 1996, the Department examined Arista for the five-year period ended December 31, 1994 and the examination was completed. A report was filed in 1999.

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

         The declaration and payment of dividends by the Registrant is subject to the discretion of its Board of Directors and is dependent upon any dividends the Registrant may receive as the sole shareholder of Arista. Under New York State Insurance Law, Arista may pay dividends only out of its statutory earned surplus. Generally, the maximum amount of dividends that Arista may pay without regulatory approval in any twelve-month period is the lesser of adjusted net investment income or ten percent (10%) of statutory surplus. In 1998, Arista's Board of Directors authorized the payment of a dividend to the Registrant in the amount of $279,951. The dividend was paid on July 15, 1998. No dividends were paid by Arista in 1997.

         On February 1, 1999, the Board of Directors of Arista approved a dividend in the amount of $167,526, based on Arista's statutory earned surplus as of its then last filed quarterly statutory statement at September 30, 1998, to be paid to the Registrant. The dividend was paid to the Registrant on February 2, 1999.

RETURN OF CAPITAL

         An amendment to Arista's Certificate of Incorporation (the "1998 Amendment") was approved and placed on file with the Department as of December 18, 1998, and filed with the Office of the County Clerk on December 31, 1998. The 1998 Amendment decreased Arista's capital from $1,950,000 (comprised of 1,300 shares with a par value of $1,500 per share) to $300,000 (comprised of 200 shares with a par value of $1,500 per share). As of February 28, 1999, Arista's paid-in surplus was $153,000. This recapitalization enabled the Board of Directors of Arista to ratify the return of capital in the amount of $2,492,000 to the Registrant. On January 26, 1999, the Department approved Arista's return of $2,492,000 of capital to the Registrant. The transfer was made on January 28, 1999.

         A subsequent amendment ("the 1999 Amendment") was approved and placed on file with the Department as of May 21, 1999, and filed with the Office of the County Clerk on May 13, 1999. The 1999 Amendment decreased Arista's capital from $300,000 (comprised of 200 shares with a par value of $1,500 per share) to $200,000 (comprised of 200 shares with a par value of $1,000 per share). As of May 31, 1999, Arista's paid-in surplus was $253,000.

EXTRAORDINARY DIVIDENDS

         In March, 1999, the Department approved an extraordinary cash dividend of $4,000,000 (the "Initial 1999 Dividend"), based on their review of Arista's filed December 31, 1998 Annual Statement, on the condition that there had been no event that had significantly impacted upon Arista's last reported surplus as regards policyholders. The Initial 1999 Dividend was paid to its parent company in two installments: $3,000,000 in March 1999 and $1,000,000 in May 1999.

         In April 1999, the Department approved another cash dividend of $1,200,000, based on their review of Arista's filed March 31, 1999 Quarterly Statement, on the condition that there had been no event that had significantly impacted upon Arista's reported March 31, 1999 surplus as regards policyholders (the "Second 1999 Dividend"). The Second 1999 Dividend was paid in May 1999.

         In June 1999, the Department approved an additional cash dividend of $150,000, based on their review of Arista's filed March 31, 1999 Quarterly Statement, on the condition that there had been no event that had significantly impacted upon Arista's reported March 31, 1999 surplus as regards policyholders (the "Third 1999 Dividend"). The Third 1999 Dividend was paid in June 1999.

PROPOSED SALE OF ARISTA

         The Registrant and Arista entered into a Stock Purchase Agreement (the "Agreement") dated as of October 22, 1999, to sell to WCA Holdings, Inc., a Connecticut corporation (the "Buyer"), all of the issued and outstanding shares of common stock of Arista (the "AIC Transaction"). The completion of the AIC Transaction is subject to various closing conditions, contingencies and regulatory approvals, including, but not limited to, approval from the New York State Insurance Department.

         Pursuant to the Agreement, the purchase price shall be equal to the sum of (i) the value of the assets of Arista minus the value of the liabilities of Arista at the time of closing; plus (ii) $500,000.

         The parties anticipated that the AIC Transaction would have been consummated prior to December 31, 1999. However, to date, the parties have not received the approval of the New York State Insurance Department. There can be no assurance that such approval will be received.

THE COLLECTION GROUP

         The Collection Group, Inc., a wholly-owned subsidiary of the Registrant, commenced operations during July 1991. The Company intends to dissolve The Collection Group, Inc. by June 30, 2000.

ITEM 2.  PROPERTIES.

         The Registrant's and Arista's principal executive offices are located at 116 John Street, New York, New York 10038. The offices contain approximately 16,100 square feet. On January 9, 1995, effective on or about June 1, 1995, the Company entered into a five year lease for its principal executive office space at an average rent over the term of the lease of approximately $210,000 per year, exclusive of electricity. The Company is currently in the process of negotiating an extension of the lease.

         The Company has the option to terminate the lease provided it notifies the landlord ninety days prior to the termination date, and reimburses the landlord for the unamortized portion of the landlord's contribution for leasehold improvements which was approximately $14,700 at December 31, 1999.

         The Company provides certain office services to Bernard Kooper Life Agency, a life and health insurance agency owned by Bernard Kooper, the Chairman of the Board of the Company. The Bernard Kooper Life Agency reimburses the Company for the cost of these services.

ITEM 3.  LEGAL PROCEEDINGS.

         Although the Company is involved in some routine litigation incidental to the business of the Company, the Company is not a party to any litigation which it considers will have a material adverse effect on its business or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Nothing to report.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         (a) Until March 30, 2000, the Company's Class A Common Stock was traded on the Nasdaq SmallCap Market. As a result of the Company's net tangible assets as of September 30, 1999, the Company no longer met the continued listing requirements of the Nasdaq SmallCap Market. Therefore, effective March 30, 2000, the Company's Class A Common Stock commenced trading on the Over-the-Counter Bulletin Board ("OTCBB") service. The following table presents the high and low market prices for the Company's Class A Common Stock as reported by the Nasdaq SmallCap Market during the calendar years ended December 31, 1999 and December 31, 1998, and as reported by the OTCBB since March 30, 2000. The table represents inter-dealer prices, which do not include retail mark-ups and mark-downs, or any commissions to the broker dealer, and may not necessarily represent actual transactions.

                  FOR THE PERIOD ENDING DECEMBER 31, 2000:

                                                       Class A
                  Quarter           Range            Common Stock
                  -------           -----            ------------
                  First             High               $1.9375
                                    Low                $1.00

                  FOR THE PERIOD ENDED DECEMBER 31, 1999:

                                                       Class A
                  Quarter           Range            Common Stock
                  -------           -----            ------------
                  First             High               $3.00
                                    Low                $2.625

                  Second(2)         High               $3.4375
                                    Low                $1.0625

----------
(2) On May 28, 1999, the Company paid a partial liquidating distribution to stockholders of record on May 19, 1999 in an amount equal to $2.23 per share of Class A Common Stock.

                                                       Class A
                  Quarter           Range            Common Stock
                  -------           -----            ------------
                  Third             High               $1.375
                                    Low                $1.00

                  Fourth            High               $1.25
                                    Low                $1.00

                     for the Period Ended December 31, 1998:
                     ---------------------------------------

                                                       Class A
                  Quarter           Range            Common Stock
                  -------           -----            ------------
                  First             High               $2.375
                                    Low                $2.1563

                  Second            High               $2.5313
                                    Low                $1.75

                  Third             High               $2.4063
                                    Low                $2.25

                  Fourth            High               $3.00
                                    Low                $2.3125

         (b)      APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS:

         The number of holders, including individual participants in security position listings of registered clearing agencies, as of July, 1999, was approximately 258.

                                                        Approximate Number of
                  Title of Class                           Record Holders *
                  --------------                           ----------------
                  Class A Common Stock, $.01 par value           50

* As of April 11, 2000

         (c) On May 28, 1999, the Company made a partial liquidating distribution in the amount of $2.23 per share to stockholders of record on May 19, 1999.

         On May 4, 1999, the Class A Directors of the Board of Directors of the Registrant exercised an option (the "Class B Stock Transaction") granted to the Registrant pursuant to a letter agreement, dated June 14, 1996 (the "Letter Agreement"), by Mr. Kooper. Mr. Kooper was the beneficial owner of 47,400 shares of the Registrant's Class B Common Stock, representing all of the issued and outstanding shares of the Class B Common Stock. The Class B Stock Transaction closed on May 18, 1999. As a result of the Class B Stock Transaction, there are no longer any shares of the Class B Common Stock outstanding.

         Pursuant to the Letter Agreement, the Registrant acquired 47,400 shares of Class B Common Stock beneficially owned by Mr. Kooper in consideration for
(i) an amount equal to $146,347.50, the Fair Market Value (as defined in the Letter Agreement) of the Registrant's Class A Common Stock and (ii) the cancellation of the $500,000.00 outstanding principal amount under the Note (as defined in the Letter Agreement). The source of such funds paid by the Registrant to Mr. Kooper was working capital. Prior to the Class B Stock Transaction and pursuant to the Registrant's Certificate of Incorporation and By-laws, Mr. Kooper had the right to elect a majority of the Registrant's
Board of Directors. In addition, the holder of the Class B Common Stock had the right to vote as a separate class upon any merger, reorganization, recapitalization, liquidation, dissolution, or winding-up, sale, transfer or hypothecation of all or a substantial portion of the assets of the Company, and with regard to any amendment to the certificate of incorporation which affects the number or par value, or adversely alters or changes powers, preferences, voting power or special rights of the shares of the Class B
Common Stock. Notwithstanding the Class B Stock Transaction, Mr. Kooper continues to beneficially own 525,200 shares of the Registrant's Class A
Common Stock (including 30,400 shares of Class A Common Stock owned by Mr. Kooper's wife).

         Since the closing of the cession of the Insurance to The Guardian on November 12, 1998, the Department approved Arista's return of capital to the Registrant in the amount of $2,492,000 and extraordinary dividends in the amount of $5,350,000 in the aggregate based on reviews of Arista's filed statutory statements. See "-Return of Capital" and "-Extraordinary Dividends."

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

Item 6.  CONSOLIDATED SELECTED FINANCIAL DATA
           (In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                                               Years Ended December 31,
                                                        -----------------------------------------------------------------------
                                                           1999           1998           1997           1996           1995
                                                        -----------    -----------    -----------    -----------    -----------
Statement of operations data:
 Revenue from continuing operations:
   Third party administrative services                  $     3,506    $     1,483    $       351    $       261    $       204
   Investment income                                            152            544            514            440            252
   Realized and unrealized investment losses                    (10)            --             (3)            --             --
   Other income                                                  11             19              7             38            129
 Expenses:
   General and administrative expenses                       (3,669)        (2,427)          (740)          (700)          (600)
                                                        -----------    -----------    -----------    -----------    -----------
     Income (loss) from continuing
       operations before provision for
       income taxes                                             (10)          (381)           129             39            (15)
                                                        -----------    -----------    -----------    -----------    -----------
 Provision for income taxes and tax benefit
   of net operating loss carryforward:
     Provision for income taxes                                  27           (143)            50             15             (7)
                                                        -----------    -----------    -----------    -----------    -----------
     Net provision (benefit)                                     27           (143)            50             15             (7)
                                                        -----------    -----------    -----------    -----------    -----------
 Net income (loss) from continuing operations                   (37)          (238)            79             24             (8)
                                                        -----------    -----------    -----------    -----------    -----------
 Discontinued operations:
   Income (loss) from operations of disposed segments            --           (167)            21         (1,200)            73
   Gain on disposal of segments (net of
     income taxes of $531 and $128 in 1999
     and 1996)                                                   --            838             --             --            192
                                                        -----------    -----------    -----------    -----------    -----------
     Net income (loss) from discontinued operations              --            671             21         (1,200)           265
                                                        -----------    -----------    -----------    -----------    -----------
     Net income (loss)                                  $       (37)   $       433    $       100    $    (1,176)   $       257
                                                        ===========    ===========    ===========    ===========    ===========
 Per common share:
   Basic:
     Income (loss) from continuing operations           $      (.01)   $      (.09)   $       .03    $       .01    $      (.01)
     Income (loss) from discontinued operations         $        --    $       .26    $       .01    $      (.52)   $       .14
   Diluted:
     Income (loss) from continuing operations           $      (.01)   $      (.09)   $       .03    $       .01    $      (.01)
     Income (loss) from discontinued operations         $        --    $       .26    $       .01    $      (.52)   $       .14
 Weighted average number of common shares:
   Basic                                                  2,587,875      2,617,500      2,617,500      2,297,750      1,978,000
                                                        ===========    ===========    ===========    ===========    ===========
   Diluted                                                2,587,875      2,617,500      2,617,500      2,297,750      2,279,287
                                                        ===========    ===========    ===========    ===========    ===========
Balance sheet data:
 Short-term investments                                 $       175    $        --    $        --    $        --    $        --
 Cash and equivalents                                           206          6,331          8,297          7,077          6,777
 Receivable from third party administration                   1,074          7,802             --             --             --
 Premiums receivable                                             --             --          2,979          4,304          5,131
 Total assets                                                 2,460         10,638         17,033         17,110         17,640
 Payable to reinsurer                                            --             --            159             93            161
 Claims liabilities                                              --             --          3,392          4,351          4,526
 Unearned premiums                                               --             --          1,465          1,397          1,328
 Commissions payable                                             --             --            730            766            942
 Total stockholders' equity                                   1,042          6,930          6,503          6,397          6,436

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

         Pursuant to the terms of the cession of the insurance operations, the Company received a fee of 18% of the last twelve months' adjusted earned premium, plus the proceeds from the assumption of the due premium receivables at the Effective Date over all unpaid claim reserves, unearned premium liability reserves, claim expense reserves and GAAP assessment reserves assumed by The Guardian. These transactions significantly changed the Company's financial condition and results of operations for 1998. Accordingly, the Company reformatted its consolidated statement of income and comprehensive income for 1998 and 1997 to distinguish continuing operating results from its TPA services from its discontinued underwriting operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998

         Consolidated revenues during the years ended December 31, 1999 and 1998 were $3,505,816 and $1,131,734 respectively, from the Company's continuing third party administrative service operations. During the year ended December 31, 1999, the Company operated solely as a full-time third party administrative service provider (a "Provider"). In comparison, the Company operated as a Provider during the last six months of the year ended December 31, 1998 and as a part-time Provider as well as a full-time New York State statutory disability benefits insurer during the first six months of the year ended December 31, 1998. Revenues more than tripled, primarily due to the fees earned on the primary client's major acquisitions, which the Company now administers.

         The consolidated net loss for the year 1999 was $37,567 ($0.01 per share). For the year

1998, the Company reported a loss from continuing operations of $238,254 ($0.09 per share) and a gain on disposal of discontinued operations of $671,049 ($0.26 per share), resulting in consolidated net income for 1998 totaling $432,795 ($0.17 per share).

         Revenue from discontinued insurance operations (consisting of net earned premiums) for the year 1998, was $5,161,632. For the year 1998, net income from discontinued operations of $671,049 ($0.26 per share) consisted of a net loss from operations of the disposed segment of $167,122 ($0.06 per share) and a net gain on disposal of discontinued operations of $838,171 ($0.32 per share).

         Consolidated investment income in 1999 was $157,527 as compared to $543,856 in 1998. The decrease in 1999 was due to the elimination of investment income earned on the proceeds received by Arista from the issuance of a $3,000,000 surplus note that was repaid at the end of 1998 together with Arista's disposal of most of its investments in 1999 in order to pay extraordinary dividends to the Company. This disposal of such investments in 1999 resulted in a net realized loss of $10,410.

         Consolidated miscellaneous income in 1999 was $10,840 as compared to $18,823 in 1998.

         Consolidated general and administrative expenses for 1999 were $3,658,773 as compared to such expenses from continuing operations of $2,427,321 for 1998. In addition, in 1998 the Company incurred consolidated general and administrative expenses from discontinued operations of $2,272,616 and from disposal of discontinued operations of $2,052,596. In total, the consolidated general and administrative expenses for 1998 from all operations were $6,752,533.

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

         Consolidated investment income in 1998 was $543,856 compared to $513,913 in 1997. This increase was due mainly to the Corporation's improved average annual yield on total investments.

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

FINANCIAL CONDITION

YEAR ENDED DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998

         Despite a large reduction in assets and liabilities at December 31, 1999 compared to December 31, 1998, the Company's financial condition remains stable. These reductions pertain entirely to the cession of the Company's insurance underwriting operation to The Guardian in 1998 and the payment of a partial liquidating distribution to the stockholders of the Company in May 1999.

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED DECEMBER 31, 1999

         At December 31, 1999, the Company had cash and cash equivalents aggregating $206,079 compared to $6,330,909 at December 31, 1998. The decrease in 1999 was due principally to the delivery of a partial liquidating distribution to the Registrant's stockholders.

         The Company's primary requirement for cash in 2000 will be for working capital as a TPA for The Guardian and other companies.

YEAR 2000

         The Company considered the impact of Year 2000 issues on its computer systems and applications and developed a remediation plan. Conversion activities were completed by the middle of 1999. All expenses in connection with the Year 2000 compliance project were charged to operations. Expenditures in 1998 aggregated $20,500 and the Company incurred additional costs of less than $1,000 in 1999 to complete the project.

INFLATION AND SEASONALITY

         The Company does not anticipate that inflation will significantly impact its business and does not believe that its business is seasonal.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.

         Market risk encompasses liquidity risk and price risk, both of which arise principally in global financial markets. The Company's operations are not subject to these risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The response to this item is submitted in Part IV of this Form 10-K on pages F-1 to S-6.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         The information required under this item will be set forth in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Company's 1999 year end and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

         The information required under this item will be set forth in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Company's 1999 year end and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT.

         The information required under this item will be set forth in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Company's 1999 year end and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required under this item will be set forth in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Company's 1999 year end and is incorporated herein by reference.

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

                      I.   Financial Statements of the Registrant           F-1

                      II.  Financial Statement Schedules

                           A.       Schedule I - Summary of Investments-
                                    Other Than Investments in Related
                                    Parties                                 S-1

                           B.       Schedule II - Condensed Financial
                                    Information of Registrant               S-2

                           C.       Schedule III - Supplemental Segment     S-6
                                    Information

EXHIBIT NO.    (A)(3) EXHIBITS.
-----------    ----------------
 3.1           --   Certificate of Incorporation of the Company (1)
 3.2           --   By-Laws of the Company (1)
 4.2           --   Form of Class A Common Stock Certificate (1)
 4.5           --   Form of Class B Common Stock Certificate (1)
10.4           --   Incentive Stock Option Plan 1985, as supplemented (1)
10.5           --   Incentive Stock Option Plan 1986 (1)
10.6           --   Non-qualified Stock Option issued to Stanley S. Mandel (1)
10.7           --   Warrant issued to Bernard Kooper (1)
10.8           --   Lease between the Company and Hacienda Intercontinental
                    Realty, N.V. (1)
10.8.1         --   Lease dated November 29, 1990 between the Company
                    and Hacienda Intercontinental Realty, N.V. (2)
10.8.2         --   Letter dated December 7, 1992 from Williamson,
                    Picket & Gross, Inc. addressed to the Company,
                    incorporated by reference to Exhibit 10.8.2 to
                    the Company's Form 10-K for the year ended
                    December 31, 1992
10.9           --   Sublease between the Company and Arista (1)



EXHIBIT NO.
-----------
10.9.1         --   Sublease dated January 1, 1991, between the Company and Arista (2)
10.11          --   Reinsurance Agreement with NRG Reinsurance Company, as amended (1)
10.11.1        --   Amendment to Reinsurance Agreement with NRG Reinsurance Company, dated July 16, 1990 (2)
10.11.2        --   Reinsurance Agreement with NRG Reinsurance Company, dated January
                    29, 1993, incorporated by reference to Exhibit 10.11.2 to the
                    Company's Form 10-K for the year ended December 31, 1992
10.11.3        --   Reinsurance Agreement with NRG America Life Reassurance
                    Corporation, effective October 1, 1993, incorporated by reference to Exhibit 10.11.3 to the Company's 10-K for the year ended
                    December 31, 1993
10.12          --   Agreement for Statutory Disability Benefits General Agents (1)
10.12(a)       --   Rider to Statutory Disability Benefits General Agents Agreement (1)
10.14          --   Lease of Additional Space (Room 1101) between the Company and
                    Hacienda Intercontinental Realty, N.V.(1)
10.15          --   Agreement between Arista Insurance Company and American
                    International Life Assurance Company of New York (1)
10.16          --   Sublease (Room 1101) between the Company and Arista (1)
10.17          --   Lease of Additional Space (Room 1201) between the Company and
                    Hacienda Intercontinental Realty, N.V. (1)
10.18          --   Sublease (Room 1201) between the Company and Arista, incorporated by reference to Exhibit No. 1 to the Company's 10-K for the year ended December 31, 1988
10.19          --   Agreement between Arista and First International Life Insurance
                    Company, incorporated by reference to Exhibit No. 2 to the
                    Company's 10-K for the year ended December 31, 1988.
10.21          --   Statutory Disability Benefits Administration Agreement Effective
                    as of October 1, 1991, between Arista and The North Atlantic Life
                    Insurance Company, incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 1992
10.22          --   Employment Agreement between the Company and Bernard Kooper, dated February 17, 1993, incorporated by reference to Exhibit
                    10.22 to the Company's 10-K for the year ended December 31, 1993
10.22.1        --   Amendment No. 1 to the Employment Agreement between
                    Arista and Bernard Kooper dated July 20, 1994 (3)



EXHIBIT NO.
-----------
10.23          --   Employment Agreement between Arista and Stanley Mandel, dated
                    February 17, 1993, incorporated by reference to Exhibit 10.23 to the Company's 10-K for the year ended December 31, 1993
10.23.1        --   Amendment No. 1 to the Employment Agreement between Arista and
                    Stanley Mandel, dated July 20, 1994 (3)
10.24          --   Consulting Agreement between Arista and International Management
                    Consultants, dated May 1, 1993, incorporated by reference to
                    Exhibit 10.24 to the Company's 10-K for the year ended December
                    31, 1993
10.25          --   Split-Dollar Insurance Agreement between Arista Investors Corp.,
                    Arlyne Kooper and Bernard Kooper, dated July 20, 1994 (3)
10.26          --   Split-Dollar Insurance Agreement between Arista, Stanley Mandel and Joy Mandel, dated July 20, 1994 (3)
10.28          --   Collateral Assignment, dated July 20, 1994 (Joy Mandel) (3)
10.29          --   Collateral Assignment, dated July 20, 1994 (Bernard Kooper and
                    Arlyne Kooper) (3)
10.30          --   Lease Agreement, dated January 9, 1995 between the Company and
                    Hacienda Intercontinental Realty, N.V. (3)
10.30.1        --   Letter dated March 12, 1996 from the Company addressed to
                    Williamson, Picket & Gross, Inc. (4)
10.30.2        --   Letter dated March 13, 1996 from Williamson, Picket & Gross, Inc.
                    addressed to the Company (4)
10.31          --   Assumption Reinsurance Treaty, dated April 1, 1994 between the
                    Company and Aetna Life Insurance Company (3)
10.32          --   Reinsurance Treaty, dated October 1, 1995, between Arista and
                    Cologne Life Reinsurance Company (4)
10.32.1        --   Surplus Note Agreement, dated December 29, 1995, between  Arista and Cologne Life Underwriting Management Company  (4)
10.32.2        --   Warrant issued to Cologne Life Underwriting Management Company (4)
10.33          --   Lease (Storage space #7) effective January 1, 1996 between the
                    Company and Hacienda Intercontinental Realty, N.V. (4)
10.34          --   Sublease (Storage space #7) effective January 1, 1996 between the
                    Company and Arista (4)
10.35          --   Sublease effective June 1, 1995 between the Company and Arista (4)
10.36          --   Stock Purchase Agreement dated as of July 13, 1995
                    between Arista and American Travelers Life Insurance Company (4)



EXHIBIT NO.
-----------
10.37          --   Secured Promissory note, dated June 14, 1996, issued by Bernard
                    Kooper to Arista Investors Corp. in the aggregate principal amount of $500,000 (5)
10.38          --   Pledge and Escrow Agreement, dated June 14, 1996, by and among
                    Bernard Kooper, as pledgor, Arista Investors Corp., as pledgee and Morrison Cohen Singer & Weinstein, LLP, as escrow agent (5)
10.39          --   Letter Agreement, dated June 14, 1995, between Bernard Kooper and
                    Arista Investors Corp., granting Arista Investors Corp. an option to acquire 47,400 shares of its Class B common stock, par value
                    $.01 per share (5)
10.40          --   Letter dated October 31, 1996, addressed to Williamson, Picket &
                    Gross, Inc. (6)
10.41          --   Letter Agreement, dated December 11, 1996, terminating sublease between the Company and Arista (Storage Space #5) (6)
10.42          --   Quota Share Reinsurance Treaty between the Company and The
                    Guardian Life Insurance Company of America, effective as of
                    January 1, 1998.
10.43          --   Employment Agreement between Stanley Mandel and the Company, incorporated by reference to Exhibit 10.43 to the Company Form
                    10-Q for the quarter ended September 30, 1998.
10.43.1             -- Amendment No. 1 to the Employment Agreement
                    between Stanley Mandel and the Company, dated January
                    21, 2000.
10.44          --   Assumption Reinsurance Agreement between Arista, the Company and
                    The Guardian, dated September 23, 1998, incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement dated
                    September 23, 1998.
10.45          --   Administrative Services Agreement between The Guardian and the
                    Company, dated September 23, 1998, incorporated by reference to
                    Exhibit B to the Company's Definitive Proxy Statement dated
                    September  23, 1998.
10.45.1        --   Amendment to the Administrative Services Agreement
                    between The Guardian and the Company, dated as of
                    January 1, 1999.
10.46          --   Employment Agreement between Peter Norton and the Company
                    (including Employment Agreement Assignment, dated as of
                    February 1, 1999) (8)
10.46.1        --   Amendment No. 1 to the Employment Agreement between
                    Peter Norton and the Company, effective as of July 1, 1999.



EXHIBIT NO.
-----------
10.47          --   1999 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement, dated
                    July 12, 1999.
10.48          --   1999 Restricted Stock Plan, incorporated by reference to Exhibit
                    B to the Company's Definitive Proxy Statement, dated July 12,
                    1999.
21.1           --   List of Subsidiaries incorporated by reference to Exhibit 21.1 to the Company's 10-K for the year ended December 31, 1993
24.1           --   Powers of Attorney, incorporated by reference to Exhibit 25.1 to the Company's Registration Statement on Form S-1 (File No.
                    33-20101), dated February 11, 1988, as amended on May 6, 1988, declared effective on May 16, 1988, and amended by Post-Effective
                    Amendment No. 1 dated April 27, 1989.
27             --   Financial Data Schedule

---------------

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

(8) Filed as same numbered Exhibit to the Company's Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

       (b) REPORTS ON FORM 8-K

       Nothing to report.

                             ARISTA INVESTORS CORP.

                                   FORM 10-K
                              FINANCIAL STATEMENTS
                                 AND SCHEDULES

                  Years Ended December 31, 1999, 1998 and 1997

                                      WITH
                          INDEPENDENT AUDITORS' REPORT

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

--------------------------------------------------------------------------------





                                                                            Page

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

--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Arista Investors Corp.:

We have audited the accompanying consolidated balance sheets of Arista Investors Corp. as of December 31, 1999 and 1998 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arista Investors Corp. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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




                                   Rosen Seymour Shapss Martin & Company LLP
                                       CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
February 25, 2000

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                                  1999          1998
                                                               -----------   -----------
ASSETS

 INVESTMENTS (Notes 2 and 16):
   Held-to-maturity securities:
      Bonds and long-term U.S. Treasury
      obligations, at amortized cost (market
      value $175,000 in 1999 and $2,676,995 in 1998)           $   175,112   $ 2,618,068

   Available-for-sale securities:
      Redeemable preferred stocks, at market
      value (amortized cost of $31,524 in 1998)                         --         3,552

   Trading securities, at market value
    (cost of $279 in 1998)                                              --            87
                                                               -----------   -----------

           Total investments                                       175,112     2,621,707

 CASH AND EQUIVALENTS (Note 2)                                     206,079     6,330,909

 DEFERRED ACQUISITION COSTS, net (Note 2)                          134,608            --

 RECEIVABLES FROM RELATED PARTIES (Notes 4 and 8)                  422,919       341,152

 RECEIVABLES FROM THIRD PARTY ADMINISTRATION (Notes 3 and 8)     1,074,139         7,802

 FURNITURE AND EQUIPMENT, at cost, net of
   accumulated depreciation of $871,094
   in 1999 and $831,754 in 1998 (Note 2)                            44,849        75,707

 PREPAID AND REFUNDABLE INCOME TAXES                               139,904            --

 DEFERRED INCOME TAXES, net (Notes 2 and 12)                            --       759,310

 OTHER ASSETS (Note 4)                                             262,986       506,424
                                                               -----------   -----------

           Total assets                                        $ 2,460,596   $10,643,011
                                                               ============  ===========

--------------------------------------------------------------------------------

(CONTINUED)

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS (Continued)

December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                                                    1999            1998
                                                                                ------------    ------------
 LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES:
  Accounts payable and accrued expenses                                         $  1,417,909    $  3,083,415
  Commissions payable (Notes 4 and 15)                                                    --          43,841
  Income taxes payable                                                                    --         580,319
                                                                                ------------    ------------

          Total liabilities                                                        1,417,909       3,707,575
                                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 8)

STOCKHOLDERS' EQUITY (Notes 6, 9 and 10):
  Class A common stock, $.01 par value; 9,950,000 shares authorized,
     2,580,100 shares issued                                                          25,801          25,801

  Class B convertible common stock, $.01 par value; 50,000 shares authorized,
     47,400 shares issued and outstanding at
     December 31, 1998 (Note 4)                                                           --             474

  Additional paid-in capital                                                              --       5,989,609

  Retained earnings                                                                1,043,626       1,468,780

  Accumulated comprehensive income (loss):
     Net unrealized investment loss                                                       --         (22,488)
                                                                                ------------    ------------
                                                                                   1,069,427       7,462,176
  Secured promissory note from shareholder (Note 4)                                       --        (500,000)
  Cost of 10,000 shares Class A common stock held in treasury                        (26,740)        (26,740)
                                                                                ------------    ------------

          Total stockholders' equity                                               1,042,687       6,935,436
                                                                                ------------    ------------

          Total liabilities and stockholders' equity                            $  2,460,596    $ 10,643,011

                                                                                ============    ============

--------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                               1999          1998            1997
                                                            -----------    -----------    -----------
 REVENUE FROM CONTINUING OPERATIONS (Notes 2 and 4):
 Third party administrative services (Note 8d)             $ 3,505,816    $ 1,483,080    $   351,346
  Net realized investment losses (Note 16)                      (10,410)            --         (2,713)
  Net investment income (Note 16)                               152,527        543,856        513,913
  Other income                                                   10,840         18,823          7,087
                                                            -----------    -----------    -----------

          Total revenue                                       3,658,773      2,045,759        869,633
                                                            -----------    -----------    -----------

EXPENSES:
  General and administrative expenses                         3,669,298      2,427,321        740,000
                                                            -----------    -----------    -----------

          Income (loss) from continuing operations before
             income tax provision (benefit)                     (10,525)      (381,562)       129,633

PROVISION (BENEFIT) FOR INCOME TAXES (Note 12):
  Provision for income taxes                                     27,042       (143,308)        50,557
                                                            -----------    -----------    -----------

          Income (loss) from continuing operations              (37,567)      (238,254)        79,076
                                                            -----------    -----------    -----------

DISCONTINUED OPERATIONS (Notes 3 and 13):
  Income (loss) from operations of disposed segment (net
     of income taxes of $106,850 in 1998 and
     $342,191 in 1997)                                               --       (167,122)        21,244
  Gain on disposal of discontinued operations (net of
     income taxes of $530,719)                                       --        838,171             --
                                                            -----------    -----------    -----------

          Income from discontinued operations                        --        671,049         21,244
                                                            -----------    -----------    -----------

          Net income (loss)                                     (37,567)       432,795        100,320
                                                            -----------    -----------    -----------

OTHER COMPREHENSIVE INCOME (LOSS):
  Unrealized gain (loss) on securities during year               (1,850)        (5,698)         4,955
  Less reclassification for amounts included
     in net income (loss)                                        29,822             --             --
  Income tax                                                     (5,484)         1,937         (1,685)
                                                            -----------    -----------    -----------

          Other comprehensive income (loss), net                 22,488         (3,761)         3,270
                                                            -----------    -----------    -----------

TOTAL COMPREHENSIVE INCOME (LOSS)                           $   (15,079)   $   429,034    $   103,590
                                                            ===========    ===========    ===========

--------------------------------------------------------------------------------

(CONTINUED)

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Continued)

Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                1999              1998            1997
                                            -------------    -------------   --------------
 NET INCOME (LOSS) PER COMMON SHARE:
   Basic:
     Continuing operations                  $      (.01)     $      (.09)    $      .03
     Discontinued operations                         --              .26            .01
                                            -------------    -------------    -------------

          Net income (loss)                 $      (.01)     $       .17      $     .04
                                            =============    =============    =============

  Diluted:
     Continuing operations                  $      (.01)     $      (.09)     $      .03
     Discontinued operations                         --              .26             .01
                                            -------------    -------------    -------------

          Net income (loss)                 $      (.01)     $       .17      $      .04
                                            =============    =============    =============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
  Basic (Note 13)                               2,587,875        2,617,500        2,617,500
                                            =============    =============    =============

  Diluted (Note 13)                             2,587,875        2,617,500        2,617,500
                                            =============    =============    =============

--------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


ARISTA INVESTORS CORP.
-------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 1999, 1998 and 1997
-------------------------------------------------------------------------------------------------------------------------------

                                                 Common Stock
                                                                Convertible
                                         Class A                  Class B                           Paid-in
                                   ----------------------     -----------------                     capital
                                                    Par       Number     Par        Additional    attributed to
                                    Number         value       of       value        paid-in       detachable        Retained
                                   of shares       $ .01       shares     $ .01      capital       warrants          earnings
                                   ----------  -----------    --------   -------    -----------    -----------   ------------
Balance - January 1, 1997          2,580,100   $    25,801     47,400    $   474    $ 5,839,609    $   150,000   $  935,665
  Net income                            --            --         --          --             --             --       100,320
  Unrealized securities gain,
  net                                   --            --         --          --             --             --           --
                                   ---------   -----------    --------   -------    -----------    -----------   ----------

Balance - December 31, 1997        2,580,100        25,801     47,400        474      5,839,609        150,000    1,035,985
  Net income                            --            --         --          --             --             --       432,795
  Unrealized securities loss,
  net                                   --            --         --          --             --             --           --
  Expiration of option                  --            --         --          --          150,000      (150,000)         --
                                   ---------   -----------    --------    ------    -----------    -----------   ----------

Balance - December 31, 1998        2,580,100        25,801     47,400        474      5,989,609           --      1,468,780

  Net loss                              --            --         --          --             --            --        (37,567)

  Acquisition of Convertible
  Class B
    common stock (Note 10)              --            --         --          --             --            --            --
  Retirement of treasury stock          --            --      (47,400)      (474)      (258,286)          --       (387,587)
  Partial liquidation
  distribution                          --            --         --          --       (5,731,323)         --            --
  Transfer of unrealized
  securities
    loss                                --            --         --          --             --            --            --
                                   ---------   -----------    ----------  ------    -----------    -----------   ----------

Balance - December 31, 1999        2,580,100   $    25,801          --    $  --     $       --     $      --     $1,043,626
                                   =========   ===========    ==========  ======    ===========    ===========   ==========


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)

Years Ended December 31, 1999, 1998 and 1997
-----------------------------------------------------------------------------------------------------------

                                                                                Convertible
                                    Accumulated    Secured       Class A           Class B
                                      other        promissory    common            common
                                   comprehensive     note        stock held    stock held in
                                      income       receivable    in treasury     treasury         Total
                                   -------------  ------------   ------------  --------------  ------------
 Balance - January 1, 1997         $   (21,997)   $  (500,000)   $   (26,740)   $      --      $ 6,402,812
   Net income                             --             --             --             --          100,320
   Unrealized securities gain,
   net                                   3,270           --             --             --            3,270
                                   -----------    -----------    -----------    -----------    -----------

Balance - December 31, 1997           (18,727)      (500,000)       (26,740)          --        6,506,402
   Net income                             --             --             --             --          432,795
   Unrealized securities loss,
   net                                  (3,761)          --             --             --           (3,761)
   Expiration of option                   --             --             --             --             --
                                   -----------    -----------    -----------    -----------    -----------

Balance - December 31, 1998           (22,488)      (500,000)       (26,740)          --        6,935,436

   Net loss                               --             --             --             --          (37,567)

   Acquisition of Convertible
   Class B
     common stock (Note 10)               --          500,000           --         (646,347)      (146,347)
   Retirement of treasury stock           --             --             --          646,347           --
   Partial liquidation
   distribution                           --             --             --             --       (5,731,323)
   Transfer of unrealized
   securities
     loss                               22,488           --             --             --           22,488
                                   -----------    -----------    -----------    -----------    -----------

Balance - December 31, 1999       $      --      $      --      $   (26,740)   $      --      $  1,042,687
                                  ============   ============   ===========    ============   ============

------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                          1999           1998           1997
                                                      -----------    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Continuing operations:
Income (loss) before income taxes                     $   (37,567)   $  (381,562)   $   129,633
Adjustments to reconcile income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation                                            39,340         47,955         57,606
   Amortization of deferred acquisition costs              19,230             --             --
   Loss on sale of investments                             10,410             --          2,519
   Deferred income taxes                                  759,310     (1,037,081)       199,442
   Unrealized (gain) loss on trading securities                --             (2)           194
   (Increase) decrease in operating assets
      excluding effects of discontinued operations:
      Prepaid and refundable income taxes                (139,904)       603,200       (294,693)
      Receivable from related parties                     (81,767)       102,030       (260,395)
      Receivable from third party administration       (1,066,337)       184,698        (49,017)
      Other assets                                        243,438        671,195       (208,962)
   Increase (decrease) in operating liabilities
     excluding effects of
     discontinued operations:
      Accounts payable and accrued expenses            (1,709,347)     1,456,228        466,422
      Income taxes payable                               (580,319)            --             --
                                                      -----------    -----------    -----------
        Cash provided by (used in) continuing
           operations before income taxes              (2,543,513)     1,646,661         42,749
                                                      -----------    -----------    -----------

Discontinued operations:
Income (loss) before income taxes                              --      1,094,918        363,435
Adjustments to reconcile income (loss) to net cash
  provided by (used in) operating activities:
   Amortization of deferred acquisition costs                  --        484,398        319,775
   Amortization of discount on surplus note                    --        120,000         15,000
   (Increase) decrease in operating assets
     excluding effects of divestiture:
      Premiums receivable                                      --      2,978,600      1,325,600
      Prepaid and refundable income taxes                      --        106,850             --
      Payable to reinsurer                                     --       (158,721)        65,600
      Claims liabilities                                       --     (3,391,950)      (959,550)
      Unearned premiums                                        --     (1,464,800)        67,420
      Commissions payable                                      --       (686,071)       (36,663)
      Income taxes payable                                     --        580,319        342,191
                                                      -----------    -----------    -----------
        Cash provided by (used in) discontinued
           operations before income taxes                      --       (336,457)     1,502,808

   Net increase in income taxes                                --       (280,561)      (392,748)
                                                      -----------    -----------    -----------
        Net cash provided by (used in)
           operating activities                        (2,543,513)     1,029,643      1,152,809
                                                      -----------    -----------    -----------

--------------------------------------------------------------------------------

(CONTINUED)

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                               1999           1998           1997
                                                            -----------    -----------    ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Furniture and equipment acquired                          $    (8,482)   $    (9,999)   $   (32,717)
  Proceeds from sale of held-to-maturity securities           2,456,905         12,385        175,000
  Proceeds from sale of available-for-sale securities             1,702           --           50,000
  Proceeds from sale of trading securities                           67           --              146
  Unrealized (gain) loss on securities                             --            5,698         (4,955)
  Purchase of investments                                          --             --         (109,233)
  Other comprehensive income (loss), net of tax                    --           (3,761)         3,270
  Payments and costs associated with acquired business         (153,838)          --          (14,036)
                                                            -----------    -----------    -----------

          Net cash provided by investing activities           2,296,354          4,323         67,475
                                                            -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in surplus note payable (Notes 6 and 10)                --       (3,000,000)          --
  Acquisition of Convertible Class B common stock              (146,347)          --             --
  Partial liquidation distribution                           (5,731,323)          --             --
                                                            -----------    -----------    -----------

          Net cash used in financing activities              (5,877,671)    (3,000,000)          --

          Net increase (decrease) in cash
             and equivalents                                 (6,124,830)    (1,966,034)     1,220,284
                                                            -----------    -----------    -----------

CASH AND EQUIVALENTS:
  Beginning of year                                           6,330,909      8,296,943      7,076,659
                                                            -----------    -----------    -----------
  End of year                                               $   206,079    $ 6,330,909    $ 8,296,943
                                                            ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid during the year for:
     Income taxes                                           $    82,492    $   334,905    $   305,725
                                                            ===========    ===========    ===========

     Interest                                               $    68,897    $ 1,034,257    $    36,009
                                                            ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
  The Company canceled a note and acquired
   Convertible Class B common stock as
    follows:
     Cancellation of secured promissory note from
        shareholder (Notes 4 and 10)                        $   500,000    $      --      $      --
     Acquisition of Convertible Class B
        common stock (Note 10)                                 (646,347)          --             --
                                                            -----------    -----------    -----------

        Cash paid                                           $  (146,347)   $      --      $      --
                                                            ===========    ===========    ===========

--------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

1.    ORGANIZATION AND NATURE OF BUSINESS

           Arista Investors Corp. (the "Company") was incorporated in the State of New York on September 28, 1978 and re-incorporated in the State of Delaware in October 1986. Until July 1, 1998 the Company was principally a holding company with respect to its wholly-owned subsidiaries, Arista Insurance Company ("Arista"), The Collection Group, Inc. ("Collection") and Arista Administrative Services, Inc. ("Administrative"). Effective July 1, 1998 the Company entered into an Administrative Services Agreement ("TPA Agreement") with The Guardian Life Insurance Company of America" ("The Guardian") and commenced services as a third party administrator of New York State statutory disability insurance policies including superstatutory and voluntary disability benefits insurance (collectively, the "Insurance") (see Note 2). Arista was incorporated in the State of New York on May 21, 1979, and was licensed on October 11, 1979 by the New York State Insurance Department ("NYSID"). Arista's principal line of business through November 11, 1998 was the writing of Insurance in New York State. In November 1998 the Company completed the assumption and transfer of Arista's insurance business to The Guardian. The effective date of the cession was July 1, 1998. Arista discontinued writing Insurance, effective November 12, 1998. Effective September 1, 1993 Arista amended its charter and license and has the authority to write glass insurance as well as disability insurance. To date, Arista has not written any glass insurance. At December 31, 1998 the Company operated exclusively as a third party administrator. Collection was incorporated in August 1989 and commenced operations in July 1991. The Board of Directors of the Company approved a plan to dissolve Collection in the near future. Administrative is an inactive company.


2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           BASIS OF PRESENTATION

           The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). GAAP differs from Statutory Accounting Principles ("SAP") used by insurance companies in reporting to state regulatory and industry agencies as explained in Note 17.

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

           PRINCIPLES OF CONSOLIDATION

           The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Arista, Collection, and Administrative. All intercompany balances and transactions have been eliminated.

           REVENUE RECOGNITION, PREMIUMS RECEIVABLE AND CLAIMS LIABILITIES

           *Premium revenue was recognized evenly over the term of the policy. Estimates of premiums which had been earned but not collected were accrued since customers generally reported and paid such premiums after the earning period based on the number of employees on their payroll during the period of coverage.

--------------------
* These policies relate to the Company's operations prior to July 1, 1998.

--------------------------------------------------------------------------------

(CONTINUED)

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

           *Unearned premiums represented that portion of premiums applicable to the unexpired terms of policies in force.

           *Claims liabilities and claims adjustment expense accruals, which were based on the estimated ultimate cost of settling claims, included estimates for unreported claims and claims adjustment expenses based upon past experience, modified for current trends.

           Third party administrative fees are recognized in the period in which the premiums are earned. Such fees are determined in accordance with prescribed schedules based on the services performed.

           REINSURANCE

           *In the normal course of business, the Company sought to reduce the loss that might arise from events that caused unfavorable underwriting results by reinsuring risk with reinsurers. Amounts recoverable from reinsurer(s) for commissions, losses or any other amount(s) due were deducted from ceded premiums earned. Settlements were made quarterly by net cash payments to or from the reinsurers (see Note 15).

           DEFERRED POLICY ACQUISITION COSTS

           *Policy acquisition costs included fees paid and certain other costs in connection with acquiring new business. These costs were deferred and charged to income over the future periods in which the related premiums were earned. Amortization periods ranged from five to seven years. The remaining unamortized costs were charged to income during 1998, upon the assumption and transfer of the Insurance (see Note 3).

           FURNITURE AND EQUIPMENT

           Furniture and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for each of the years in the three-year period ended December 31, 1999, was $39,340, $47,955, and $57,606, respectively.

           INVESTMENTS

           Pursuant to the requirements of SFAS 115, the Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity securities" and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling them in the near future are classified as "trading securities," and reported at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses reported as "other comprehensive income" as a separate component of stockholders' equity.

           CONCENTRATION OF CREDIT RISK

           Financial instruments that potentially subject the Company to credit risk consist principally of receivables from third party administration functions. Credit risk with respect to these receivables is considered minimal due to the financial condition of the insurers and deposits held by the Company.

--------------------
* These policies relate to the Company's operations prior to July 1, 1998.

--------------------------------------------------------------------------------

(CONTINUED)

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

           DEFERRED ACQUISITION COSTS

           Deferred acquisition costs include fees paid and certain other costs in connection with acquiring new third party administration business. These costs are deferred and charged to income over the term of the third party administrative agreement which is four years. Amortization expense for the year ended December 31, 1999 was $19,230.

           FAIR VALUE OF FINANCIAL INSTRUMENTS

           The carrying amounts and related fair values of financial instruments at December 31, 1999 and 1998 are summarized as follows:


                                                    1999                                 1998
                                       -------------------------------     ------------------------------
                                          Carrying                            Carrying
                                          Amount           Fair Value          Amount         Fair Value
                                       -------------     -------------     --------------    ------------

Cash and equivalents                   $  206,079        $  206,079        $6,330,909        $6,330,909
Investments:
  Held-to-maturity securities             175,112           175,000         2,618,068         2,676,995
  Available-for-sale securities                --                --             3,552             3,552
  Trading securities                           --                --                87                87
Receivable from related parties           422,919           422,919           341,151           341,152
Receivable from third
  party administration                  1,074,139         1,074,139             7,802             7,802



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

           (ii) The carrying values of receivables from related parties, and receivables from third party administration approximate fair value because of their short-term maturities.

           INCOME TAXES

           The Company and its subsidiaries file a consolidated federal income tax return. Tax returns are prepared using Statutory Accounting Principles ("SAP") until December 31, 1998 (see Note 17). Deferred income taxes reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end (see Note
12).

           EARNINGS (LOSS) PER SHARE

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

--------------------------------------------------------------------------------

(CONTINUED)

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

           CASH AND EQUIVALENTS

           For purposes of the statement of cash flows, cash equivalents represent highly liquid financial instruments with a maturity date of three months or less. At December 31, 1999 and 1998 cash and cash equivalents include certificates of deposit, commercial paper, and money market accounts as follows:

                                           1999                 1998
                                        ----------           ----------

Cash in bank                            $  124,308           $1,516,391
Money market accounts                       81,771              165,360
Commercial paper                                --            4,564,158
Certificates of deposit                         --               85,000
                                        ----------           ----------
                                        $  206,079           $6,330,909
                                        ==========           ==========


           REPORTING COMPREHENSIVE INCOME

           FASB Statement No. 130 ("SFAS 130") "Reporting Comprehensive Income" is effective for years beginning after December 31, 1997, was issued in June 1997 and requires entities to make certain disclosures about all types of income, expenses, gains and losses arising during the period in addition to net income from operations. The financial statements for 1997 were restated to provide comparative disclosures for that year.

           RECLASSIFICATIONS

           Certain items included in the 1998 and 1997 consolidated financial statements have been reclassified to conform with the 1999 presentation.


3.    ARISTA INSURANCE COMPANY

           CESSION OF INSURANCE BUSINESS

           In November 1998, the Company completed the assumption and transfer of its insurance operations previously conducted by Arista pursuant to an Assumption Reinsurance Agreement (the "Agreement") with The Guardian, effective July 1, 1998. Under the Agreement, Arista received a cession allowance of $3,421,486 which was calculated as 18% of Arista's earned premium for the period July 1, 1997 to June 30, 1998. The Guardian assumed the insurance related assets and liabilities of Arista as of June 30, 1998. The cession resulted in a net gain of $838,171, net of income taxes of $530,719. Arista discontinued writing the Insurance effective July 1, 1998. The Company concurrently entered into the TPA Agreement with The Guardian effective July 1, 1998. Under the terms of the TPA Agreement, the Company performs administrative and other services relating to the insurance policies it previously issued, as well as other insurance policies previously underwritten by The Guardian. The Company earns a service fee based on both fixed and variable percentages of premiums collected, as earned by The Guardian.

           RECAPITALIZATION

           Arista amended its Certificate of Incorporation (the "Amendment") which was approved and placed on file with the NYSID as of December 18, 1998, and filed with the Office of the County Clerk on December 31, 1998. The Amendment reduced Arista's stated capital from $1,950,000 (comprised of 1,300 shares with a par value of $1,500 per share) to $300,000 (comprised of 200 shares with a par value of $1,500 per share) and reduced Arista's paid-in-surplus to $153,000. The recapitalization enabled the Board of Directors of Arista to ratify the return of capital in the amount of $2,492,000 to the Company. On January 26, 1999 the NYSID approved Arista's return of $2,492,000 to the Company, and the transfer was completed on January 28, 1999.

--------------------------------------------------------------------------------

(CONTINUED)

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

           A subsequent amendment, approved and placed on file with the NYSID as of May 21, 1999, and filed with the Office of the County Clerk on May 13, 1999, decreased Arista's stated capital from $300,000 (comprised of 200 shares with a par value of $1,500 per share) to $200,000 (comprised of 200 shares with a par value of $1,000 per share). Effective as of May 31, 1999, Arista's paid-in surplus was adjusted to $253,000.

           EXTRAORDINARY DIVIDENDS

           In March 1999, the Department approved an extraordinary cash dividend of $4,000,000 (the "March 1999 Dividend"), based on its review of Arista's December 31, 1998 Annual Statement, on the condition that there had been no event that significantly impacted Arista's last reported surplus as regards policyholders. The Dividend was paid to its parent company in two installments:
$3,000,000 in March 1999 and $1,000,000 in May 1999.

           In April 1999 and June 1999, the Department approved dividends of $1,200,000 and $150,000, respectively, based on its review of Arista's filed March 31, 1999 Quarterly Statement, on the condition that there had been no event that significantly impacted Arista's reported March 31, 1999 surplus as regards policyholders. The Dividends were paid in May 1999 and June 1999.

4.    TRANSACTIONS WITH RELATED PARTIES

           AGENTS

           Bernard Kooper ("Kooper"), Chairman of the Board of the Company and Arista, and owner of 20.4% in 1999 and 1998 and 19.1% in 1997 of the Company's outstanding Class A and 100% of the Company's Class B common stock in 1998 and 1997, is one of the general agents marketing the Insurance. Gross premiums collected from policies placed by Kooper's agency, Bernard Kooper Life Agency, Inc. (the "Agency") aggregated $993,706, $1,131,093 and $1,258,156 for the years ended December 31, 1999, 1998 and 1997, respectively. The Agency received approximately $177,200, $156,000 and $227,000 in commissions based on the premiums collected on DBL serviced by the Company during 1999, 1998 and 1997, respectively, for premiums on policies placed with or serviced by the Company and Arista. Such premiums represented approximately 5.9% and 6.1% of the consolidated gross premiums earned during the years ended December 31, 1998 and 1997, respectively. The Agency, in turn, paid approximately $133,000, $113,000 and $131,000 during 1999, 1998 and 1997, respectively, to other brokers, including approximately $19,000, $15,000 and $26,000, respectively, to brokers who are (or were) members of the Board of Directors of Arista. Commissions payable to the related agencies at December 31, 1998 and 1997 were $13,960 and $13,268, respectively.

           EMPLOYMENT AGREEMENTS

           The Company and Arista had employment agreements with Kooper and Stanley Mandel ("Mandel"), respectively, which were to terminate in February 2001 as explained in Note 8(a). The Company has entered into an employment agreement with Mandel effective November 12, 1998 and amended October 1, 1999, which will expire as described in Note 8(a).

           CONSULTING AGREEMENTS

           The Company paid $6,000 to a director in 1998 for services and out-of-pocket expenses incurred for evaluating various business opportunities. In July 1993 Arista entered into an agreement with a consultant for specified services to be performed for a fee of $500 per week. The consultant became a director of Arista in October 1994. The agreement was terminated in January 1999. Arista paid $2,500 in 1999, $25,000 in 1998 and $26,000 in 1997 under this agreement. In 1999, the Company paid Kooper $6,000 for consulting services during the year.

--------------------------------------------------------------------------------

(CONTINUED)

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------


           SECURED PROMISSORY NOTE

           In June 1996 Kooper exercised a warrant granted in 1986 to acquire 365,000 shares of the Company's Class A common stock. In partial payment for the shares, Kooper issued his secured promissory note (the "Promissory Note") to the Company for $500,000. The Promissory Note specified interest at the one-year London Interbank Offered Rate (LIBOR) plus 1.25% payable quarterly and was adjusted on the first day of every October, January, April and July commencing October 1, 1996. The principal balance outstanding and accrued but unpaid interest was due and payable on June 14, 2001. The Promissory Note would be canceled and extinguished if the Company exercised the option to obtain Kooper's 47,400 shares of Class B common stock. In May, 1999 the Company exercised the option and acquired the 47,400 shares of Class B common stock, resulting in the cancellation of the Promissory Note (see Note 9).

           SALARY ADVANCES

           At December 31, 1999 and 1998, salary advances to an officer and director of the Company and Arista aggregated $150,725 and $216,750, respectively. Salary advances are limited to one year's compensation and are non-interest bearing. During 1999 the Board adopted a resolution to forgive this salary advance at the rate of $50,000 per calendar year for the calendar years ended December 31, 1999, 2000, 2001 and 2002. For the year ended December 31, 1999, $50,000 was forgiven and charged to operations. The unamortized balances of $150,725 and $216,750 at December 31, 1999 and 1998, respectively, are reported as "other assets" in the accompanying balance sheet.

5.    CLAIMS LIABILITIES

           Unpaid claims liabilities included insured claims and claim adjustment expenses. Changes in unpaid claims liabilities for the years ended December 31, 1999 and 1998 were as follows:

                                                         1999            1998
                                                      -----------     ----------
Balance at January 1                                  $        --     $3,391,950
  Less reinsurance recoverables                                --      1,695,975
                                                      -----------     ----------

          Net claims liabilities                               --      1,695,975
                                                      -----------     ----------

Claims incurred:
  Current year                                                 --      4,820,822
  Prior years                                                  --         69,098
                                                      -----------     ----------
          Total claims incurred                                --      4,889,920
                                                      -----------     ----------

Claims paid:
  Current year                                                 --      2,625,298
  Prior years                                                  --      3,020,398
                                                      -----------     ----------
          Total claims paid                                    --      5,645,696
                                                      -----------     ----------

Claims incurred, assumed by The Guardian (Note 3)              --      2,636,174
                                                      -----------     ----------

Balance at December 31:
  Net claims liabilities                                       --           --
  Plus reinsurance recoverables                                --           --
                                                      -----------     ----------
          Total liability                             $        --     $     --
                                                      ===========     ==========

--------------------------------------------------------------------------------

(CONTINUED)

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

6.    SURPLUS NOTE AND WARRANT

           On December 29, 1995 Arista issued a $3,000,000 surplus note (the "Note") to The Cologne Life Underwriting Management Company ("CLUMCO") in conjunction with an indemnity reinsurance agreement which became effective retroactive to October 1, 1995 (see Note 15). The Note called for interest only at 10.5% per annum to be paid in the first and second year and thereafter with the principal to be repaid one-eighth each year from the third to the tenth year, from the date of closing. Upon termination of Arista's reinsurance agreement with Cologne Life Reinsurance Company ("The Cologne") the principal balance of the Note became due and payable. Repayment of the Note and accrued interest were subject to the prior approval of the NYSID. Arista obtained such approval and in December 1998, paid the balance of the Note and accrued interest thereon. Interest expense for the years ended December 31, 1998 and 1997 totaled $491,181 and $348,075, respectively.

           In connection with the issuance of the Note, and as an inducement to enter into the transaction with Arista, the Company issued a warrant certificate to purchase 150,000 shares (subject to adjustment for stock dividends or stock splits) of its Class A common stock to CLUMCO. The certificate was exercisable after October 1996 at an exercise price of $3.50 per share and was to expire in December 2005. At December 31, 1998 the aggregate value of the warrant was $150,000, based on an independent appraisal of $1.00 per underlying share, and had been reflected in stockholders' equity with the corresponding discount charged to surplus note payable. The warrants expired upon the payment of the Surplus Note, and the portion of the Note proceeds attributed to the warrant was included in additional paid-in capital at December 31, 1998. The discount was being amortized to operations over the option period of 10 years using the straight-line method. The unamortized discount of $106,250 at December 31, 1998 was charged to operations upon the repayment of the Note.


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

           The minimum rental commitment under the operating leases for office space for the remaining period ending May 31, 2000 is $96,892.

           The Company has the option to terminate the lease provided it notifies the landlord ninety (90) days prior to the termination date, and reimburses the landlord for the unamortized portion of the landlord's contribution of approximately $200,000 for leasehold improvements. Consolidated rent expense was $271,517 in 1999, $261,063 in 1998 and $249,973 in 1997.


8.    COMMITMENTS AND CONTINGENCIES

      (a)  EMPLOYMENT AGREEMENTS

           In July 1994, Arista entered into a five-year employment agreement with a vice president which provides for annual compensation of $125,000, annual reimbursement of automobile expenses up to $6,000 and a nonaccountable expense allowance of up to $3,600 per annum. Effective with the closing of the transaction with The Guardian on November 12, 1998, Arista assigned this employment agreement to the Company. In addition, the Company may, but is

--------------------------------------------------------------------------------

(CONTINUED)

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

not obligated to, pay a year-end bonus as may be determined by the Board of Directors of the Company. The agreement provides that in the event of termination of the agreement by the Company, the Company would provide severance pay in an amount ranging from 60% to 100% of annual compensation of the vice president. The agreement also provides for a one-year covenant not to compete predicated upon the payment of $75,000 by the Company. Effective July 1, 1999 the agreement was amended to extend the term of the agreement to December 31, 2000 under the same financial considerations.

           Kooper and the Company had an employment contract which called for an annual salary of $150,000 effective in February 1993 (the "Kooper Agreement") which was to terminate in February, 2001. Similarly, Arista and Mandel had an employment contract effective February 1993 (the "Mandel Agreement") which called for an annual salary of $208,750 in each of the next eight years, plus annual reimbursement of automobile expenses of $9,000 and a nonaccountable expense allowance of $5,000, which was to terminate in February, 2001.

           The Kooper and Mandel Agreements provided that, in the event of a consolidation, merger or sale of all or substantially all of the assets of the Company or Arista (a "Corporate Event") the employment agreements would terminate, and upon such termination, Kooper and Mandel would each be entitled to receive a lump sum payout. Upon consummation of the Agreement with The Guardian on November 12, 1998, Kooper and Mandel were entitled to receive lump sum payouts of $861,658 and $994,619, respectively. During 1999 the Company paid $1,056,277 to Kooper and Mandel, and at December 31, 1999 and 1998 $800,000 and $1,856,277, respectively, plus interest compounded monthly, at the applicable federal short-term interest rate as provided in Section 1274(d) of the Internal Revenue Code of 1986, as amended, have been accrued and are included in accounts payable and accrued expenses in the accompanying balance sheets. Interest expense on the lump sum payouts for the years ended December 31, 1999 and 1998 was $64,153 and $4,744, respectively. The payout would be the maximum amount that would not trigger the excise tax payable in the event of an "excess parachute payment," as such term is defined in the Internal Revenue Code of 1986, as amended.

           In addition, Arista and the Company provided split-dollar life insurance policies in which both Kooper and Mandel participate. Under these agreements, the Company and Arista would pay the premiums on these policies for a period of time specified in each agreement, on behalf of Kooper and Mandel. The premium payments were treated as loans to both Kooper and Mandel and are collateralized by the underlying policy. Insurance loans to Kooper and Mandel aggregated $410,362 and $329,214 at December 31, 1999 and 1998, respectively, and are included in receivables from related parties in the accompanying balance sheets.

           After February 16, 2001 Kooper and Mandel have the right to receive a lump-sum retirement benefit equal to the amount of premiums paid by Arista and the Company attributable to the cumulative increase in cash value of the policies during the specified period of the policies. Each of Kooper's and Mandel's employment agreements provided that, upon the occurrence of a Corporate Event, the Company and Arista must pay to the insurance carrier such sums so as to render as "paid up" the split-dollar life insurance policies provided to each for Kooper and Mandel. Upon consummation of the Agreement with The Guardian, Arista paid to the insurance carrier $78,133 to render Mandel's policy as "paid up."

           Mandel and the Company have entered into an employment contract (the "New Mandel Agreement") commencing November 12, 1998 and will expire on November 11, 2000, or upon the termination of the TPA Agreement with The Guardian, but not later than November 11, 2003. The New Mandel Agreement provides for an annual base salary of $185,000 plus a nonaccountable expense allowance of $5,000 per annum. Commencing with the fiscal year beginning January 1, 1999 and ending on December 31 of each fiscal year or portion of such fiscal year (the "Bonus Period") for which Mandel is an employee he will receive a bonus equal to eight percent of the Company's annual earnings from third party administration operations before income taxes and nonrecurring events for the bonus period.

--------------------------------------------------------------------------------

(CONTINUED)

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

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

           Effective October 1, 1999 the New Mandel Agreement was amended to provide an annual base salary of $150,000, a $9,000 per annum expense allowance for Company business related automobile costs and expenses, plus a nonaccountable expense allowance of $5,000 per annum. This amendment also provides that for each Bonus Period Mandel's bonus will be equal to eight percent of the Company's annual earnings from third party administration operations before income taxes and nonrecurring events for the bonus period, but in no event shall the annual bonus be less than $35,000.

      (b)  RISK OF LOSS

           At December 31, 1999 accounts receivable and cash and equivalents on deposit with financial institutions exceeded federal deposit insurance coverage by approximately $1,198,884.

      (c)  POLICY ACQUISITIONS

           Arista incurred costs under various agreements it entered into to acquire the right to offer New York State statutory disability benefits coverage to former policyholders of other disability carriers. The costs which included professional fees and finder's fees as well as fees paid directly to the former disability carriers for such rights have been capitalized and are being amortized on the straight-line basis over five to seven years. Such costs amounted to $14,036 for the year ended December 31, 1997. Amortization of deferred acquisition costs charged to operations for all acquisitions were $484,398 and $319,775 for the years ended December 31, 1998 and 1997, respectively. Accumulated amortization was $2,343,669 at December 31, 1998.

      (d)  REINSURANCE

           A contingency liability existed with respect to reinsurance and quota-share indemnity reinsurance agreements with The Cologne and The Guardian, as discussed in Note 15 below.

      (e)  OTHER MATTERS

           (1) Effective July 1, 1998, the Company entered into the TPA Agreement with The Guardian to perform administrative and other services relating to insurance as well as other disability policies previously underwritten by The Guardian. The Company earns a service fee based on both fixed and variable percentages of collected or earned premiums by The Guardian. This agreement replaced a prior agreement between Arista and The Guardian. The agreement will terminate June 30, 2003. However, The Guardian may terminate the agreement after the first two years in the event The Guardian desires to perform these services.

                Effective January 1, 1999 the Company and The Guardian amended the TPA Agreement to allow the Company to provide The Guardian with administrative services relating to the policies The Guardian assumed from the Amalgamated Life Insurance Company.

--------------------------------------------------------------------------------

(CONTINUED)

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

           (2) Effective January 1, 1999, the Company entered into an agreement with the Girl Scouts of the U.S.A. (the "Girl Scouts") to provide certain administrative services for the Super Statutory Disability Benefits Insurance (the "DBL") provided by the Girl Scouts. The Company earns a fee of $1.75 per capita per month for providing these services. The initial term of the agreement was January 1, 1999 through December 31, 1999 with automatic renewals for periods of twelve months thereafter. The agreement will remain in effect until terminated by either party upon 60 days prior written notice.

           (3) Effective March 1, 1996, Arista arranged to perform certain administrative services for Hartford Life and Accident Insurance Company's ("Hartford") Temporary Disability Insurance ("TDI") policies. Fees for these services are determined in accordance with a prescribed schedule based on the type of service provided. The arrangement will remain in effect until terminated by either party.

           (4) Effective January 1, 1995, Arista entered into an agreement to perform certain administrative services for the United States Life Insurance Company. Fees for these services are determined in accordance with a prescribed schedule based on the type of service provided. The agreement will remain in effect until terminated by either party upon 180 days prior written notice.

           (5) Effective April 1, 1995, the Company entered into an agreement to perform certain administrative services for the American Bankers Insurance Company of Florida. Fees for these services are determined in accordance with a prescribed schedule based on the type of service provided. The agreement will remain in effect until terminated by either party upon 180 days prior written notice. No services are currently being provided under this agreement.

           (6) Effective July 1, 1993, Arista entered into an agreement to perform certain administrative services for The Guardian. Fees for these services were determined in accordance with a prescribed schedule based on the type of service provided. The agreement was terminated July 1, 1998, the effective date of the New Agreement.

9.    STOCK OPTIONS AND WARRANTS

           Transactions involving stock options and warrants in each of the years ended December 31, 1999, 1998 and 1997 are summarized below:

                                  Incentive Stock Options        Warrants
                                    -------------------    ---------------------
                                               Aggregate               Aggregate
                                    Shares(2)   amount     Shares(1)    amount
                                    --------   --------    ---------   ---------
Options and warrants outstanding:
  January 1, 1997                    28,500    $ 83,563     150,000    $ 525,000
     1997 Expired                   (28,500)    (83,563)       --           --
                                    --------   --------    ---------   ---------

  December 31, 1997                    --          --       150,000      525,000
     1998 Expired                      --          --      (150,000)    (525,000)
                                    --------   --------    ---------   ---------

  December 31, 1998                    --      $   --          --      $    --
                                    ========   ========    =========   =========

--------------------------------------------------------------------------------

(CONTINUED)

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

(1) Warrants to purchase 150,000 shares of Class A common stock at an exercise price of $3.50 per share were granted to CLUMCO in December 1995, in connection with the issuance of a Note (see Note 6) and a new reinsurance agreement with Arista (see Notes 8 and 13), in October 1995. In December 1998 the warrants granted to CLUMCO to purchase 150,000 shares of Class A common stock expired upon the repayment of the Note and accrued interest.

(2) The 1986 Incentive Stock Option Plan (the "1986 Plan") provided for the grant of options, until November 15, 1997, to purchase up to 86,900 shares of the Company's Class A common stock. In June 1996 options to purchase 58,400 shares were exercised at $1.40 per share. Ten thousand options granted on June 24, 1987 expired on June 23, 1997, and 18,500 options granted on November 16, 1987 expired on November 15, 1997.

           1999 NON-QUALIFIED STOCK OPTION PLAN

           A Non-Qualified Stock Option Plan (the "1999 Non-Qualified Plan") was approved by a majority of the Class A common stockholders in August 1999 and became effective on January 1, 2000. The 1999 Non-Qualified Plan provides for the grant of options, until August 6, 2009, to purchase up to 350,000 shares of the Company's Class A common stock by key employees and directors of the Company upon terms and conditions determined by a committee (the "Committee") composed of directors of the Company. The options are exercisable for a period of ten years from the date of grant at either a price equal to 100% of the fair market value of the Class A common stock at the time the option is granted, or an amount to be determined in accordance with the procedures established by the Committee.

           1999 RESTRICTED STOCK PLAN

           A Restricted Stock Plan (the "1999 Restricted Stock Plan") was approved by a majority of the Class A common stockholders in August 1999 and became effective on January 1, 2000. The Restricted Stock Plan provides for the issuance, until December 31, 2009, of up to 50,000 shares of Class A common stock to key employees and directors of the Company upon terms and conditions determined by the Board of Directors of the Company or a Committee appointed by the Board. All Restricted Stock purchased pursuant to the 1999 Restricted Stock Plan must be authorized by the Board of Directors which will specify the terms and provisions to be contained in the stock purchase agreement and/or the escrow agreement to be executed by the purchaser. The Board of Directors will determine the per share Restricted Stock price which shall not be less than the par value of the Class A common stock of the Company on the date the Restricted Stock is purchased.


10.   STOCKHOLDERS' EQUITY

           All shares of Class A and Class B common stock issued had equal rights and privileges except that a holder of Class B shares had the additional right to elect a majority of the Board, and the Class B common stock was convertible at the option of the holder at any time into an equal number of shares of Class A common stock. All shares of Class B common stock automatically converted into an equal number of shares of Class A common stock if Kooper sold, transferred, or in any manner conveyed, one or more shares of Class B common stock, or upon his death, whichever event occurred earlier.

           In November 1987, the Company purchased 10,000 shares of Class A common stock at a cost of $26,740, which are being held in treasury.

           In June 1996, Kooper and the Company entered into an agreement under which the Company obtained an option to acquire the 47,400 shares of Class B common stock held by Kooper. The option was exercisable by a vote of the majority of Class A directors and the delivery to Kooper, at the Company's option, of either 47,400 shares of Class A common stock or cash equal to the fair market value of 47,400 shares of Class A common stock at the date of exercise

--------------------------------------------------------------------------------

(CONTINUED)

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

plus the cancellation of his secured promissory note (see Note 4) upon payment by Kooper of all accrued but unpaid interest. The option would terminate upon Kooper's death.

           On May 4, 1999, the Class A Directors of the Board of Directors of the Company exercised the option to acquire the 47,400 shares of Class B common stock, owned by Kooper. Upon the exercise of the option, Kooper received an amount equal to $146,347.50, representing the fair market value of the Registrant's Class A common stock less the $500,000.00 outstanding principal amount under the secured promissory note, which was cancelled.

           In November 1999, the Class B common stock acquired from Kooper was retired.

           DIVIDENDS FROM ARISTA TO THE COMPANY

           In April 1996, Arista paid a dividend of $111,684 to the Company.

           In July 1998, Arista paid a dividend of $279,951 to the Company.

           In February, 1999, Arista paid a dividend of $167,526 to the Company.

           As discussed in Note 3, on January 28, 1999, Arista returned capital of $2,492,000 to the Company.

           During 1999, Arista's Board authorized and the NYSID approved the payment of extraordinary dividends totaling $5,350,000 to the Company.

           DIVIDENDS TO STOCKHOLDERS

           On May 28, 1999 the Company issued a partial liquidating distribution of $5,731,323, representing $2.23 per share to the stockholders of record on May 19, 1999.

           SECURITIES DELISTED

           As a result of the liquidating distribution to stockholders paid in May 1999, the Company's net tangible assets fell below the minimum required for continued listing of the Company's securities on the NASDAQ SmallCap Market. In March, the Company was notified that effective March 30, 2000, the Company's securities will be delisted from the NASDAQ SmallCap Market.


11.   PENSION PLAN

           Effective July 1, 1999 the Company adopted a 401(k) Deferred Compensation Plan (the "Plan"). The Plan covers all employees who are at least 21 years of age with at least 6 months of service, who elect to participate. Participating employees contribute a percentage of their compensation, as defined, into the Plan, which is limited to an amount allowable under the Internal Revenue Code. The Company makes a matching contribution equal to 50% of employee contributions up to 6% of their contribution. The Company's contribution for the Plan year ended December 31, 1999 was $21,872.

--------------------------------------------------------------------------------

(CONTINUED)

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

12.   INCOME TAXES

           At December 31, 1999 and 1998 deferred tax assets aggregated $-0- and $778,578, respectively, and deferred tax liability aggregated $-0- and $19,268, respectively, as follows:

                                                           1999           1998
                                                        ----------      --------
Deferred tax asset:
  Investment in securities                              $      --       $ 40,152
  Accounts payable and accrued expenses                        --        738,426
                                                        ----------      --------

        Total deferred tax asset                               --        778,578
                                                        ----------      --------

Deferred tax liability:
  Claims liabilities                                           --         19,268
                                                        ----------      --------

        Total deferred tax liability                           --         19,268
                                                        ----------      --------

        Net deferred tax asset (liability)              $      --       $759,310
                                                        ==========      ========

           The following is a reconciliation of the statutory U.S. Federal income tax rate to the effective tax rate as reflected in the accompanying consolidated statements of operations for continuing operations:

                                             1999                          1998                         1997
                                   -------------------------     ------------------------     -------------------------
                                                  Percentage                   Percentage                    Percentage
                                                  of pretax                    of pretax                     of pretax
                                     Amount         income         Amount        income         Amount         income
                                   ----------     ----------     ----------    ----------     ----------     ----------
 Income (loss) before income
  taxes from continuing
  operations                       $  (10,525)                   $ (381,562)                  $  129,633
                                   ==========                    ==========                   ==========

 Tax provision (benefit) at
  statutory rates                  $   (1,579)       (15.0)      $ (129,731)      (34.0)      $   44,075         34.0

 Increase in income taxes resulting from:
 State franchise and local taxes,
    net of federal benefit             28,621        271.0          (13,577)       (3.6)           6,482          5.0
                                   ----------        -----       ----------       -----       ----------         ----

 Income tax provision (benefit)    $   27,042        256.0       $ (143,308)      (37.6)      $   50,557         39.0
                                   ==========        =====       ==========       =====       ==========         ====

--------------------------------------------------------------------------------

(CONTINUED)

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

           The provision (benefit) for income taxes consists of the following at December 31, 1999, 1998, and 1997:

                                                   1999               1998               1997
                                               -----------        -----------        -----------
Currently payable (benefit):
  Federal                                      $  (661,963)       $ 1,138,622        $   130,550
  State and local                                  (70,305)           584,109            212,505
                                               -----------        -----------        -----------

                                                  (732,268)         1,722,731            343,055
                                               -----------        -----------        -----------

Deferred tax asset:
  January 1,                                      (778,578)        (1,055,081)          (974,920)
  December 31,                                        --             (778,578)        (1,055,081)
                                               -----------        -----------        -----------

        Net change                                 778,578            276,503            (80,161)
                                               -----------        -----------        -----------

Deferred tax liability:
  January 1,                                        19,268          1,737,941          1,608,087
  December 31,                                        --               19,268          1,737,941
                                               -----------        -----------        -----------

        Net change                                 (19,268)        (1,718,673)           129,854
                                               -----------        -----------        -----------

        Net deferred tax effect                    759,310         (1,442,170)            49,693
                                               -----------        -----------        -----------

Total net income tax provision (benefit)            27,042            280,561            392,748

Tax provision (benefit) applicable to
  discontinued operations                             --              423,869            342,191
                                               -----------        -----------        -----------

Tax provision (benefit) applicable to
  continuing operations                        $    27,042        $  (143,308)       $    50,557
                                               ===========        ===========        ===========

--------------------------------------------------------------------------------

(CONTINUED)

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

13.   DISCONTINUED OPERATIONS

           As discussed in Note 2, in November 1998 the Company and Arista ceded its insurance business to The Guardian. The cession resulted in a gain of $838,171, net of income taxes of $530,719. The operating results have been restated to exclude the discontinued operations as follows:

                                                                         Years Ended December 31,
                                                         -----------------------------------------------------
                                                             1999                 1998                1997
                                                         --------------        -----------        ------------
Revenue (Notes 2, 3, 4, 14 and 17):
  Gross earned premiums                                  $          --         $ 9,792,264        $ 20,763,439
  Ceded earned premiums                                             --           4,630,632          10,381,719
                                                         --------------        -----------        ------------

        Net earned premiums                                         --           5,161,632          10,381,720
                                                         --------------        -----------        ------------

Expenses (Notes 2, 4 and 14):
  Underwriting:
     Gross claims incurred                                          --           4,889,920          12,212,694
     Ceded claims incurred                                          --           2,362,164           6,106,347
                                                         --------------        -----------        ------------

        Net claims incurred                                         --           2,527,756           6,106,347
                                                         --------------        -----------        ------------

     Gross commissions incurred                                     --           2,273,006           3,907,264
     Ceded commissions incurred                                     --           1,637,774           3,937,966
                                                         --------------        -----------        ------------

        Net commissions incurred (earned)                           --             635,232             (30,702)
                                                         --------------        -----------        ------------

        Total underwriting expenses                                 --           3,162,988           6,075,645

  General and administrative expenses                               --           2,272,616           3,942,640
                                                         --------------        -----------        ------------

        Total expenses                                              --           5,435,604          10,018,285
                                                         --------------        -----------        ------------

        Income (loss) from discontinued operations
          before income tax provision (benefit)                     --            (273,972)            363,435

Provision (benefit) for income taxes (Note 12):
  Income tax provision (benefit)                                    --            (106,850)            342,191
                                                         --------------        -----------        ------------

        Income (loss) from discontinued operations       $          --         $  (167,122)       $     21,244
                                                         ==============        ===========        ============

--------------------------------------------------------------------------------

(CONTINUED)

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

14.   NET INCOME (LOSS) PER COMMON SHARE

           The following table reconciles the income (loss) and the weighted average shares used in the net income (loss) per common share calculation for the years ended December 31, 1999, 1998 and 1997, respectively.

                                             Net Income (Loss)     Shares   Per Share Amount
                                             -----------------     ------   ----------------
YEAR ENDED DECEMBER 31, 1999:
  Basic EPS                                      $ (36,567)       2,587,875       $(.01)
  Effects of dilutive securities:  None               --               --          --
                                                 ---------        ---------    ----------

  Diluted EPS                                    $ (36,567)       2,587,875       $(.01)
                                                 =========        =========    ==========

YEAR ENDED DECEMBER 31, 1998:
  Basic EPS                                      $ 432,795        2,617,500       $.17
  Effects of dilutive securities:  None               --               --          --
                                                 ---------        ---------    ----------

  Diluted EPS                                    $ 432,795        2,617,500       $.17
                                                 =========        =========    ==========

YEAR ENDED DECEMBER 31, 1997:
  Basic EPS                                      $ 100,320        2,617,500       $.04
  Effects of dilutive securities:  None(1)            --               --          --
                                                 ---------        ---------    ----------

  Diluted EPS                                    $ 100,320        2,617,500       $.04
                                                 =========        =========    ==========

(1) Warrants to purchase 150,000 shares of Class A common stock were not included in computing diluted EPS, because their exercise price exceeded the average market price during 1997.

15.   REINSURANCE

           In October 1995, Arista entered into a reinsurance agreement with The Cologne (see Notes 6 and 8) whereby Arista ceded by way of reinsurance, a 50% quota-share participation in Arista's insurance business, both for policies in force as of October 1, 1995 and for all new insurance business written or acquired on or after October 1, 1995. The agreement called for Arista to pay to The Cologne its proportionate share of the gross premium written less a provisional ceding commission of 25%, which includes premium tax, less The Cologne's proportionate share of the gross losses applicable to this business. The provisional ceding commission was adjusted quarterly. The agreement allowed Arista an annual profit commission of 2% of gross earned premiums ceded to The Cologne, if a certain loss ratio was achieved. The agreement was terminated in March 1998, effective January 1, 1998.

           Effective March 1, 1996 Arista ceded its entire assumption reinsurance book of TDI to Hartford. Arista will receive a fee based on four percent (4%) of earned and collected premiums generated by this book of business for each of the next four years. At December 31, 1999 Arista estimated that it would receive approximately $63,800 under the agreement.

--------------------------------------------------------------------------------

(CONTINUED)

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

           From January 1, 1998 to June 30, 1998, Arista entered into a Quota-Share Reinsurance Treaty with The Guardian whereby Arista ceded by way of reinsurance a 50% participation in Arista's insurance business, both for policies in force as of January 1, 1998 and for business written or acquired on or after January 1, 1998.

           As discussed in Note 3, effective as of July 1, 1998 the Company agreed to cede to The Guardian all of Arista's assets and liabilities under each and every policy of the Insurance that had been underwritten by Arista. Arista discontinued writing Insurance effective November 12, 1998. Ceded transactions for the year ended December 31, 1998 were as follows:

                             Gross Amount        Ceded Amount        Net Amount
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

16.   INVESTMENTS

           Investments at December 31, 1999 and 1998 consisted of the following:

                                                 1999                1998
Held-to-maturity securities                  $     175,112       $   2,618,068
Available-for-sale securities                            -               3,552
Trading securities                                       -                  87
                                             -------------       -------------

                                             $     175,112       $   2,621,707
                                             =============       =============

           Trading securities are adjusted to fair value and carried in the accompanying financial statements. The aggregate fair value, gross unrealized holding gains, losses, and amortized cost for available-for-sale and held-to-maturity securities by major security type at December 31, 1999 and 1998 are as follows:

                                                                  Available-for-sale securities
                                             -----------------------------------------------------------------------
                                                                    Gross              Gross
                                                                 Unrealized          Unrealized
                                             Amortized Cost         Gains              Losses            Fair Value
                                             --------------      -----------         -----------         -----------
 DECEMBER 31, 1998:
   Redeemable preferred securities            $    31,524        $         -         $    27,972         $     3,552
                                              -----------        -----------         -----------         -----------

                                              $    31,524        $         -         $    27,972         $     3,552
                                              ===========        ===========         ===========         ===========

--------------------------------------------------------------------------------

(CONTINUED)

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                        Held-to-maturity securities
                                                         Gross              Gross
                                                      Unrealized          Unrealized
                                  Amortized Cost         Gains              Losses            Fair Value
                                  --------------      -----------         -----------         -----------
 DECEMBER 31, 1999:
   U.S. Treasury securities        $   175,112        $         -         $       112         $   175,000
                                   -----------        -----------         -----------         -----------

                                   $   175,112        $         -         $       112         $   175,000
                                   ===========        ===========         ===========         ===========

 DECEMBER 31, 1998:
   U.S. Treasury securities        $ 2,618,068        $    58,927         $         -         $ 2,676,995
                                   -----------        -----------         -----------         -----------

                                   $ 2,618,068        $    58,927         $         -         $ 2,676,995
                                   ===========        ===========         ===========         ===========

           Pursuant to New York State insurance regulations, Arista maintains a mandatory trust fund with the Bank of New York containing U.S. Treasury securities with a carrying value of approximately $175,000 and $2,115,444 at December 31, 1999 and 1998, respectively, and short-term investments of $173,925 and $7,179 at December 31, 1999 and 1998, respectively.

                               INVESTMENT INCOME

           Net investment income for the years ended December 31, 1999, 1998 and 1997 consisted of the following:

                                                       1999           1998           1997
                                                     --------       --------       --------
INTEREST AND DIVIDENDS:
  Bonds and long-term investments                    $ 60,432       $152,794       $148,582
  Short-term investments                               83,889        356,168        328,765
                                                     --------       --------       --------

          Total interest and dividends                144,321        508,962        477,347

INTEREST ON NOTE RECEIVABLE FROM RELATED PARTY          8,206         34,894         36,566
                                                     --------       --------       --------

          Total investment income                    $152,527       $543,856       $513,913
                                                     ========       ========       ========

--------------------------------------------------------------------------------

(CONTINUED)

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

           Realized and unrealized gains and losses on investments for the years ended December 31, 1999, 1998 and 1997 consisted of the following:

                                          1999             1998            1997
                                        --------        -----------       -------
REALIZED GAINS (LOSSES):
  U.S. Treasury securities              $ 19,432        $      --         $  --
  Redeemable preferred securities        (29,822)              --          (2,625)
  Equity securities                          (20)              --             106
                                        --------        -----------       -------

          Total realized losses          (10,410)              --          (2,519)
                                        --------        -----------       -------

UNREALIZED LOSSES:
  Equity securities                         --                 --            (194)
                                        --------        -----------       -------

          Total unrealized losses           --                 --            (194)
                                        --------        -----------       -------

          Net investment losses         $(10,410)       $      --         $(2,713)
                                        ========        ===========       =======

                               INVESTMENT MATURITY

           The following schedule sets forth the respective maturity dates as at December 31, 1999:

                                                Held-to-maturity securities
                                                 Cost             Fair Value
                                               ---------           ---------
Within one year                                $ 175,112           $ 175,000
                                               =========           =========

--------------------------------------------------------------------------------

(CONTINUED)

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

17.   STATUTORY MATTERS

           The following is a reconciliation of Arista's net stockholder's equity and net income (loss) determined on the statutory basis of accounting required by insurance regulation to amounts of equity and net income (loss) included in the financial statements of Arista prepared on the basis of generally accepted accounting principles for each of the years ended December 31, 1999, 1998, and 1997:

                                                              1999             1998             1997
                                                            ---------      -----------      -----------
Capital and surplus reported for SAP purposes               $ 716,849      $ 7,358,551      $ 6,206,020

Add (deduct):
  Inclusion of non-admitted assets                            167,250        1,057,468        2,624,539
  Surplus notes payable                                          --               --         (3,000,000)
  Deferred costs, net of tax                                     --               --             66,158
  Claims reserves, net of tax                                    --               --            548,059
  Unrealized depreciation on marketable securities, net          --             11,613          (26,471)
  Other, net of tax                                           (10,205)          (6,225)         217,267
  Adjustment to premiums receivable, net of tax                  --               --            533,443
  Prior period tax over accrual                              (203,295)         (92,687)        (330,248)
  Realized gain on investments, net of tax                       --               --            (27,370)
                                                            ---------      -----------      -----------

          Stockholder's equity reported in
             Arista's financial statements                  $ 670,599      $ 8,328,720      $ 6,811,397
                                                            =========      ===========      ===========

Net income reported for SAP purposes                        $ 477,606      $ 2,865,411      $   698,926
Add (deduct):
  Deferred costs, net of tax                                     --           (182,947)        (139,531)
  Other, net of tax                                              --           (145,306)         164,339
  Claims reserves, net of tax                                    --           (326,898)          38,564
  Realized gain on investments, net of tax                        192             --                350
  Income tax expense differences                             (438,145)        (407,289)          28,834
                                                            ---------      -----------      -----------

          Net income reported in Arista's
             financial statements                           $  39,653      $ 1,802,971      $   791,482
                                                            =========      ===========      ===========

           Arista was in compliance with the NYSID minimum statutory capital and surplus requirement at December 31, 1999, 1998 and 1997.

           Under the New York State Insurance Law, Arista may pay dividends only out of its statutory earned surplus. In addition, the maximum amount of dividends that may be paid in any twelve-month period without regulatory approval is the lesser of the adjusted net investment income or 10% of its surplus. Arista paid dividends of $167,526 and $279,951 during 1999 and 1998, respectively.

           In March 1999, the NYSID approved an extraordinary cash dividend of $4,000,000, based on their review of Arista's filed December 31, 1998 Annual Statement, on the condition that there has been no event that has significantly

--------------------------------------------------------------------------------

(CONTINUED)

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

impacted upon Arista's last reported surplus as regards policyholders. In March, 1999 and May, 1999 Arista paid extraordinary cash dividends of $3,000,000 and $1,000,000, respectively, to the Company.

           On April 29, 1999 and June 8, 1999 the NYSID approved extraordinary cash dividends of $1,200,000 and $150,000, respectively, based on their review of Arista's filed March 31, 1999 Quarterly Statement, on the condition that there has been no event that has significantly impacted upon Arista's last reported surplus as regards policyholders. In May 1999 and June 1999 Arista paid extraordinary cash dividends of $1,200,000 and $150,000, respectively, to the Company.


18.   INDUSTRY SEGMENTS

           Effective July 1, 1998, Arista ceded its insurance segment to The Guardian and discontinued sales of the Insurance effective November 11, 1998. The Company concurrently entered into a TPA Agreement with The Guardian, effective July 1, 1998. The Company also provides third party administrative services for other insurance companies. Arista was engaged principally in the business of writing disability insurance policies in New York State. Revenues and profit and loss by segment for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                            Discontinued             TPA
                                              Insurance            Service          Consolidated
                                               Segment             Segment             Total
                                          ---------------     ---------------     ---------------
 1999
   Revenues from outside customers        $             -     $     3,505,816     $     3,505,816
   Major customers                        $             -     $     3,429,398     $     3,429,398
   Loss before income taxes               $             -     $       (10,525)    $       (10,525)

 1998
   Revenues from outside customers        $     9,792,264     $     1,483,080     $    11,275,344
   Major customers                        $             -     $     1,406,732     $     1,406,732
   Income (loss) before income taxes      $     1,094,918     $      (381,562)    $       713,356

 1997
   Revenues from outside customers        $    20,763,439     $       351,346     $    21,114,785
   Major customers                        $     2,505,370     $             -     $     2,505,370
   Income before income taxes             $       363,435     $       129,633     $       493,068

19.   MAJOR CUSTOMER

           For the years ended December 31, 1999 and 1998, third party administrative fees from The Guardian represented approximately 98% and 95%, respectively, of the Company's total revenues from continuing operations and 12% of the consolidated total revenues from continuing and discontinued segments in 1998 (see Note 17).

           For the year ended December 31, 1997, no one group accounted for 10% or more of Arista's revenues. However, Arista underwrote disability insurance for two large groups with combined earned premiums of approximately $2,505,000 in 1997.

--------------------------------------------------------------------------------

(CONTINUED)

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

20.   YEAR 2000

           The Company has completed the conversion and testing of its computer systems and applications and determined them to be year 2000 compliant. Total cost associated with the Year 2000 Project aggregated $22,900. All costs associated with these system changes are charged against income in the period incurred.

--------------------------------------------------------------------------------

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

SCHEDULE I
SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 1999
--------------------------------------------------------------------------------

                                                                                 Amount shown in
                                                 Cost or                           the balance
         Type of investment                  amortized cost     Market value          sheet
------------------------------------------   --------------     ------------     ---------------
 HELD-TO-MATURITY SECURITIES:

   United States Government and government
      agencies and authorities                $     175,112     $     175,000    $     175,112
                                              =============     =============    =============

--------------------------------------------------------------------------------
SEE INDEPENDENT AUDITORS' REPORT.

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Parent Company Only)
BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                 December 31,
                                                         --------------------------
                                                            1999           1998
                                                         ----------     -----------
ASSETS
Investment in subsidiaries                               $  757,290     $ 8,727,163
Cash and equivalents                                          5,229       1,208,832
Receivable under TPA service agreements                   1,074,139         748,797
Due from related party                                      415,411         225,585
Prepaid expenses and other assets                           252,765         158,253
Furniture and equipment - net                                44,849          75,707
Deferred tax asset                                        1,084,360       1,066,834
                                                         ----------     -----------
          Total assets                                   $3,634,043     $12,211,171
                                                         ==========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses                  $1,361,321     $ 1,728,208
  Due to subsidiaries, net                                1,384,350       3,679,354
                                                         ----------     -----------
          Total liabilities                               2,745,671       5,407,562

Stockholders' equity                                        888,372       6,803,609
                                                         ----------     -----------
          Total liabilities and stockholders' equity     $3,634,043     $12,211,171
                                                         ==========     ===========


STATEMENTS OF OPERATIONS                                    Years Ended December 31,
                                                   -------------------------------------------
                                                      1999             1998            1997
                                                   -----------      -----------      ---------
Revenue:
  Third party administrative services              $ 3,496,066      $ 1,283,664      $    --
  Investment income                                     41,784           42,893         48,061
                                                   -----------      -----------      ---------
                                                     3,537,850        1,326,557         48,061
Expenses:
  General and administrative expenses                3,619,519        3,349,409        897,520
                                                   -----------      -----------      ---------
        Loss from operations before income
          tax benefits and equity in net
          income (loss) of subsidiaries                (81,669)      (2,022,852)      (849,459)
Income tax expense (benefits)                           (4,449)        (741,691)      (265,284)
                                                   -----------      -----------      ---------
        Loss from operations before equity
          in net income (loss) of subsidiaries         (77,220)      (1,281,161)      (584,175)
Equity in net income (loss) of subsidiaries             39,653        1,713,956        684,495
                                                   -----------      -----------      ---------
        Net income (loss)                          $   (37,567)     $   432,795      $ 100,320
                                                   ===========      ===========      =========

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Arista Investors Corp. as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999.

--------------------------------------------------------------------------------

(CONTINUED)

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

SCHEDULE II (CONTINUED)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Parent Company Only) STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                    Years Ended December 31,
                                                          -------------------------------------------
                                                             1999              1998           1997
                                                          -----------      -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $   (37,567)     $   432,795      $ 100,320
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
     Depreciation                                              39,340           24,679          1,404
     Equity in net income of subsidiaries                     (39,653)      (1,713,956)      (684,495)
     Amortization of deferred acquisition costs                19,230             --             --
     Increase (decrease) in assets and liabilities:
        Receivable from third party administration           (325,342)        (748,797)          --
        Due to subsidiaries                                (2,295,004)       2,190,459        540,832
        Due from related party                               (189,826)         (67,055)          --
        Prepaid expenses and other assets                    (113,742)        (129,691)       (69,238)
        Deferred tax asset                                    (17,526)        (328,785)      (290,452)
        Accounts payable and accrued expenses                (366,887)       1,233,046        184,569
                                                          -----------      -----------      ---------

          Net cash provided by (used in)
             operating activities                          (3,326,977)         892,695       (217,060)
                                                          -----------      -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Furniture and equipment acquired                             (8,482)        (100,386)          --
                                                          -----------      -----------      ---------

          Net cash used in investing activities                (8,482)        (100,386)          --
                                                          -----------      -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Acquisition of Convertible Class B common stock            (146,347)            --             --
  Dividend from subsidiary                                  5,517,526          168,267           --
  Return of capital from subsidiary                         2,492,000             --             --
  Partial liquidating distribution                         (5,731,323)            --             --
                                                          -----------      -----------      ---------

          Net cash provided by financing activities         2,131,856          168,267           --
                                                          -----------      -----------      ---------

          Increase (decrease) in cash and equivalents      (1,203,603)         960,576       (217,060)

CASH AND EQUIVALENTS:
  Beginning of year                                         1,208,832          248,256        465,316
                                                          -----------      -----------      ---------

  End of year                                             $     5,229      $ 1,208,832      $ 248,256
                                                          ===========      ===========      =========

--------------------------------------------------------------------------------

(CONTINUED)

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

SCHEDULE II (CONTINUED)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Parent Company Only) STATEMENTS OF CASH FLOWS (CONTINUED)

--------------------------------------------------------------------------------

                                                                        Years Ended December 31,
                                                              -----------------------------------------
                                                                1999              1998           1997
                                                              ---------      --------------     -------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid during the year for:
     Income taxes                                             $  23,855      $       26,380     $27,720
                                                              =========      ==============     =======

     Interest                                                 $  59,082      $         --       $  --
                                                              =========      ==============     =======

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
  The Company canceled a note and acquired
     Convertible Class B common stock as
     follows:
        Cancellation of secured promissory
          note receivable                                     $ 500,000      $         --       $  --
        Acquisition of Convertible Class B
          common stock                                         (646,437)               --          --
                                                              ---------      --------------     -------

          Cash paid                                           $(146,437)     $         --       $  --
                                                              =========      ==============     =======

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Arista Investors Corp. as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999.

--------------------------------------------------------------------------------

(CONTINUED)

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

SCHEDULE II (CONTINUED)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Parent Company Only) NOTES TO CONDENSED FINANCIAL INFORMATION

--------------------------------------------------------------------------------

December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

           Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Information of the Registrant does not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is therefore suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report as referenced in Form 10-K, Part II,
Item 8, pages F-1 to F-31.


2.    CASH DIVIDENDS FROM SUBSIDIARY

           Arista paid dividends to the Company in the amount of $167,526 and $279,951 in February 1999 and July 1998, respectively. During 1999, as authorized by Arista's Board of Directors, and approved by the NYSID, Arista paid extraordinary dividends totaling $5,350,000 to the Company.

           On January 28, 1999 Arista returned capital of $2,492,000 as authorized by Arista's Board of Directors and approved by the NYSID.


3.    CASH DIVIDENDS TO STOCKHOLDERS

           On May 28, 1999 the Company issued a partial liquidating distribution of $2.23 per share to the stockholders of record on May 19, 1999. The partial liquidation distribution paid aggregated $5,731,323.


--------------------------------------------------------------------------------

SEE INDEPENDENT AUDITORS' REPORT.

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

SCHEDULE III
SUPPLEMENTAL SEGMENT INFORMATION

Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                   Future
                                                   Policy
                                                 Benefits,                       Other
                                                  Losses,                       Policy
                                   Deferred      Claims and                   Claims and                       Net
                                    Policy          Loss         Unearned      Benefits       Premium       Investment
        Segment                   Acquisition     Expenses       Premiums       Payable       Revenue         Income
        Column A                   Column B       Column C       Column D      Column E       Column F       Column G
                                  ----------    ----------     ----------     ----------    ----------     ----------
         1999

 Disability insurance             $        -    $        -     $        -     $        -    $        -     $        -

 Property and casualty                     -             -              -              -             -              -

 Third-party administrative
   service                                 -             -              -              -     3,505,816        142,117
                                  ----------    ----------     ----------     ----------    ----------     ----------

                                  $        -    $        -     $        -     $        -    $3,505,816     $  142,117
                                  ==========    ==========     ==========     ==========    ==========     ==========

         1998

 Disability insurance             $        -    $        -     $        -     $        -    $5,161,632     $  290,507

 Property and casualty                     -             -              -              -             -              -

 Third-party administrative
   service                                 -             -              -              -     1,483,080        253,349
                                  ----------    ----------     ----------     ----------    ----------     ----------

                                  $        -    $        -     $        -     $        -    $6,644,712     $  543,856
                                  ==========    ==========     ==========     ==========    ==========     ==========

                                                  Amortization
                                    Benefits,         of
                                     Claims,       Deferred
                                    Losses and      Policy         Other
                                    Settlement    Acquisition    Operating       Premiums
        Segment                      Expenses        Costs        Expenses       Written
        Column A                     Column H      Column I       Column J       Column K
                                   ----------     ----------    ----------     ----------
         1999

 Disability insurance              $        -     $        -    $        -     $        -

 Property and casualty                      -              -             -              -

 Third-party administrative
   service                                  -              -     3,669,298              -
                                   ----------     ----------    ----------     ----------

                                   $        -     $        -    $3,669,298     $        -
                                   ==========     ==========    ==========     ==========

         1998

 Disability insurance              $2,428,769     $  484,398    $2,272,616     $9,806,464

 Property and casualty                      -              -             -              -

 Third-party administrative
   service                                  -              -     2,427,321              -
                                   ----------     ----------    ----------     ----------

                                   $2,428,769     $  484,398    $4,699,937     $9,806,464
                                   ==========     ==========    ==========     ==========

--------------------------------------------------------------------------------

SEE INDEPENDENT AUDITORS' REPORT.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ARISTA INVESTORS CORP.

Dated:   April 13, 2000                     By: /s/ STANLEY S. MANDEL
                                                --------------------------------
                                                Stanley S. Mandel, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                            Title                          Date
---------                                            -----                          ----

/s/ BERNARD KOOPER                          Chairman of the Board              April 13, 2000
--------------------------------
Bernard Kooper


/s/ STANLEY S. MANDEL                       President and Director             April 13, 2000
--------------------------------            (principal executive officer)
Stanley S. Mandel


/s/ SUSAN HALL                              Senior Vice President,             April 13, 2000
--------------------------------            Treasurer and Secretary
Susan J. Hall                               (principal financial and
                                            accounting officer)


/s/ DANIEL GLASSMAN                         Director                           April 13, 2000
--------------------------------
Daniel Glassman


/s/ MICHAEL KRASNER                         Director                           April 13, 2000
--------------------------------
Michael Krasner


/s/ LOUIS H. SALTZMAN                       Director                           April 13, 2000
--------------------------------
Louis H. Saltzman