Form 10-K405/A
period 1999-12-31
ARISTA INVESTORS CORP
filed 2000-05-01
CIK 799902

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended .......................................December
     31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to                       .
                                   -------------------  -----------------------

                         Commission File Number 0-16520

                             ARISTA INVESTORS CORP.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    13-2957684
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  116 JOHN STREET, NEW YORK, NEW YORK                      10038
---------------------------------------     ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:   (212) 964-2150
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

                                     Yes:  X            No:
                                         -----             -----

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names of the directors, executive officers, their ages, positions with the Registrant and Arista, and tenure as directors of the Registrant, are set forth below:



                                                                                 DIRECTOR OF THE
NAME                     AGE    POSITION                                         REGISTRANT SINCE
---------------------------------------------------------------------------------------------
Bernard Kooper            74    Chairman of the Boards of Directors                    1978
                                of the Registrant and Arista

Stanley S. Mandel         65    President and Director of the                          1983
                                Registrant and Arista

Susan J. Hall             56    Senior Vice President, Treasurer                         --
                                and Secretary of the Registrant
                                and Arista, and Controller
                                and Director of Arista

Peter J. Norton           55    Vice President of the Registrant                         --
                                and a Director of Arista

Louis H. Saltzman         48    Director of the Registrant and Arista                  1981

Daniel Glassman           71    Director of the Registrant and Arista                  1994

Michael B. Krasner        59    Director of the Registrant and Arista                  1999

------------------------------


     BERNARD KOOPER has served as Chairman of the Board of Directors of the Registrant since its inception and Chairman of the Board of Directors of Arista since June 1986. Mr. Kooper served as President of the Registrant from its inception to November 12, 1998, the closing date of the transactions (the "Transaction") emanating from the Assumption Reinsurance Agreement, dated September 23, 1998 (the "Treaty"), between the Registrant, Arista and The Guardian Life Insurance Company of America ("The Guardian") and the Administrative Services Agreement, dated September 23, 1998 (the "TPA Agreement"), between the Registrant and The Guardian. Since 1971, he has served as President and has been the sole stockholder of Bernard Kooper Life Agency, Inc. and Bernard Kooper Associates, Inc., life and accident and health general agents in New York, New York. Since 1968, Mr. Kooper has also served as Vice President and has been a principal stockholder of Fischman-Kooper, Inc., a multi-line insurance agency located in Roslyn Heights, New York. Mr. Kooper is the father-in-law of Louis H. Saltzman.

     STANLEY S. MANDEL has served as President of the Registrant since the closing date of the Transaction and also as a Director of the Registrant, and President and a director of Arista since August 1983. From August 1993 until the closing date of the Transaction, Mr. Mandel served as Executive Vice President of the Registrant. Mr. Mandel is also a director of Micro-Medical Industries, Inc. and Chairman of the Board of Directors of Kingsbrook Jewish Medical Center.

     SUSAN J. HALL has served as Senior Vice President and Treasurer of the Registrant and Arista since March 1988, as Secretary of the Registrant and Arista since the closing date of the Transaction and as a Director of Arista since June 1987. Since October 1986, she has served as Controller of Arista.

     PETER J. NORTON has served as Vice President of the Registrant since February 1, 1999, and Vice President of Arista since July 1, 1994. Mr. Norton has served as a Director of Arista since May 4, 1999.

     LOUIS H. SALTZMAN has served as a Director of the Registrant and Arista since May 1981. From May 1981 until the closing date of the Transaction, Mr. Saltzman served as Secretary of the Registrant and Arista. Since March 31, 1997, Mr. Saltzman has served as Secretary, a director and a principal stockholder of the Saltzman-American Business Agency, Inc., a life and health general agency in Manhasset, New York. Since January 1989, he has served as President and sole stockholder of The Saltzman/Kooper Agency, Inc., a life, accident and health general agency in New York, New York. Mr. Saltzman is the son-in-law of Bernard Kooper.

     DANIEL GLASSMAN has served as a Director of the Registrant since October 1994 and has served as a Director of Arista since June 1982. From 1971 to 1991, he served as Vice President-Finance and director of Lea Ronal, Inc, a chemical specialties manufacturer. Mr. Glassman is the President and sole stockholder of CSA, Inc., a clothing manufacturer, and a principal stockholder of JLT Corp., a clothing manufacturer.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires the Registrant's directors and executive officers, and persons who beneficially own more than ten percent of the Registrant's common stock (the "Ten Percent Stockholders") to file with the Securities and Exchange Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Form 4 or Form 5. Executive officers, directors, and Ten Percent Stockholders are required to furnish the Registrant with copies of such Forms. Based solely on a review of such Forms furnished to the Registrant, the Registrant believes that during the year ended December 31, 1999, the Registrant's executive officers, directors, and Ten Percent Stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table shows, for the three most recently ended fiscal years ended December 31, the cash compensation paid or accrued for those years to the President of the Registrant and to each of the four most highly compensated executive officers of the Registrant other than the President whose aggregate annual salary and bonus paid in compensation for services rendered in all the capacities in which they served exceeded $100,000 for the Registrant's last fiscal year (each, a "Named Executive"):



                           SUMMARY COMPENSATION TABLE

                                                                                      Long-Term Compensation
                                                                          ------------------------------------
                                           Annual Compensation                    Awards               Payouts
                                   -------------------------------------  -----------------------   ----------

                                                                                         Securities
                                                           Other Annual    Restricted    Underlying      LTIP       All Other
 Name and Principal                               Bonus     Compensation      Stock        Options/     Payouts    Compensation
      Position            Year     Salary($)       ($)          ($)        Awards ($)      SARs (#)       ($)       ($)(4)(6)
----------------------    ----     ----------    -------   -------------   ----------    -----------    -------    ------------
Bernard Kooper -          1997        150,000     35,000         -0-              -0-            -0-        -0-        35,950
Chairman of the
Boards of Directors of    1998        150,000        -0-         -0-              -0-            -0-        -0-        35,950
the Registrant and
Arista (1)(4)(5)          1999         15,625     35,000     21,125(6)            -0-            -0-        -0-       897,706(7)(8)


Stanley S. Mandel -       1997        208,750     61,000     63,428(9)            -0-            -0-        -0-        28,363
President and a
Director of the           1998        231,519        -0-     25,692(9)            -0-            -0-        -0-        28,363
Registrant and Arista
(2)(3)(4)(5)              1999        201,010     70,000     52,846(9)(10)        -0-            -0-        -0-       303,107(7)(11)


Susan J. Hall - Senior    1997         84,217        -0-         -0-              -0-            -0-        -0-            -0-
Vice President,
Treasurer and
Secretary of the          1998         90,316        -0-     31,201(9)            -0-           -0-         -0-            -0-
Registrant and Arista
and a Director of         1999         90,316     24,500      4,160(9)            -0-           -0-         -0-        14,928(7)
Arista


Peter J. Norton- Vice     1997        125,000        -0-     19,215(9)            -0-           -0-         -0-         9,600
President of the
Registrant                1998        125,000        -0-     19,215(9)            -0-           -0-         -0-         9,600
and Arista and a
Director of Arista(12)    1999        125,000     18,500      4,808(9)            -0-           -0-         -0-        11,198(7)

------------------------------------


(1) Effective February 1993, the Registrant entered into an employment agreement with Mr. Kooper which provided Mr. Kooper with a base salary of $150,000 per annum (the "Kooper Employment Agreement"). The Kooper Employment Agreement obliged Mr. Kooper to devote such time as he deemed necessary to perform his duties on behalf of the Registrant (but in no event less than 120 days per year). Mr. Kooper devoted and continues to devote a substantial amount of his time to the activities of Bernard Kooper Life Agency Inc., Bernard Kooper Associates, Inc., Fischman- Kooper, Inc. and other business activities during the year. In July 1994, the Kooper Employment Agreement was amended to, among other things, extend Mr. Kooper's term of employment for an additional three year period, expiring in February 2001. Effective December 10, 1998, the Kooper Employment Agreement was terminated. See Footnote (5) below.

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

(3) Effective on the closing date of the Transaction, the Registrant entered into a new employment agreement with Mr. Mandel (the "Mandel Investors Employment Agreement") pursuant to which Mr. Mandel is employed as President of the Registrant for a period ending on the later to occur of (i) the second anniversary of the effective date (as that term is defined in the Mandel Investors Employment Agreement) or (ii) the termination date of the TPA Agreement (the "Employment Period"), renewable for an additional period of not more than three years. Pursuant to the Mandel Investors Employment Agreement, Mr. Mandel is to receive a salary of $185,000 per annum, an annual bonus equal to 8% of the Registrant's annual earnings before income taxes and extraordinary or non-recurring items from third party administration operations for such bonus period and a nonaccountable expense allowance equal to $5,000 per annum. The Mandel Investors Employment Agreement may be terminated upon Mr. Mandel's death or disability, with or without "Cause," the occurrence of a "Change of Control" (as those terms are defined in the Mandel Investors Employment Agreement) and the termination of the TPA Agreement. Pursuant to the Mandel Investors Employment Agreement, in the event of a "Change of Control," the Registrant or the successor or surviving corporation, as the case may be, may terminate, assign or assume the Mandel Investors Employment Agreement, provided, however, that any such entity pays Mr. Mandel a sum equal to $370,000. Pursuant to the Mandel Investors Employment Agreement, Mr. Mandel has agreed not to engage in any "Competitive Activity" (as defined in the Mandel Investors Employment Agreement) during the Employment Period and up to a period of one year thereafter, provided, Mr. Mandel is paid a sum equal to $185,000 in twelve equal monthly installments, commencing with the month subsequent to such termination.

     Effective October 1, 1999, the Mandel Investors Employment Agreement was amended to provide an annual base salary of $150,000, a $9,000 per annum expense allowance for business related automobile costs and expenses, and a $5,000 nonaccountable expense allowance. In addition, the amendment obliges Mr. Mandel to devote such time as he deems necessary to perform his duties on behalf of the Registrant (but in no event less than 120 days per year). The amendment also provides for an annual bonus equal to 8% of the Registrant's annual earnings before income taxes and extraordinary and non-recurring items from third party administration operations for such bonus period, but in no event shall the annual bonus be less than $35,000.

(4) Each of the Kooper Employment Agreement and Mandel Employment Agreement were amended in July 1994 to provide for a split-dollar insurance policy in the amount of $1,000,000 and $205,000, respectively. Under these agreements, the Registrant and Arista paid the premiums on these policies on behalf of Mr. Kooper and Mr. Mandel for a period of time specified in each agreement. The premium payments are treated as loans to both Mr. Kooper and Mr. Mandel and are collateralized by the underlying policy cash values. For the year ended December 31, 1999, loans aggregating $258,379 and $151,983 were made to Mr. Kooper and Mr. Mandel, respectively, and the cash surrender values of the insurance policies owned by Mr. Kooper and Mr. Mandel were approximately $239,975 and $79,191, respectively. The policies also provide that in the event that Mr. Kooper or Mr. Mandel shall be living on February 16, 2001, each of them will be entitled to a lump sum retirement benefit equal to the amount of premiums paid by the Registrant or Arista, attributable to the cumulative increase in the cash surrender value of the policies during the period ending February 2001. Pursuant to the Kooper Employment Agreement and the Mandel Employment Agreement, the Registrant and Arista were obligated to make lump sum payments on behalf of Mr. Kooper and Mr. Mandel sufficient to render their respective policies "paid up" upon (i) their death (if they predecease their spouse), (ii) one year from a physical or mental disability or (iii) a merger, consolidation, or sale of all or substantially all of the assets of the Registrant or Arista, unless their employment has been terminated for "Cause" (as defined in the employment agreements). Effective upon the termination of the Kooper Employment Agreement and Mandel Employment Agreement on December 10, 1998, each of Mr. Kooper and Mr. Mandel agreed to defer having the Company pay such premiums to render the foregoing policies "paid up" and also to receive the lump sum payouts as discussed in Footnote (5) below, provided, however, that such lump sum payouts bore interest monthly at the applicable federal short term rate as provided in
Section 1274(d) of the Internal Revenue Code of 1986, as amended, and the Company agreed to make such payments within ten days after the payment by Arista of a special dividend or special dividends to the Registrant, approved by the Department, in an aggregate amount equal to or greater than $8.4 million (the "Investors Dividend"). On April 17, 2000, the Registrant paid $70,518 in premiums to cause the policy owned by Mr. Kooper to be "paid-up", and on November 19, 1999, Arista paid $78,133, in premiums, to cause the policy owned by Mr. Mandel to be "paid up."

(5) The Kooper Employment Agreement and the Mandel Employment Agreement provided that in the event of a consolidation, merger, or sale of all or substantially all of the assets of the Registrant or Arista, such employment agreements may be terminated, and upon such termination, Mr. Kooper and/or Mr. Mandel, respectively, would be entitled to receive a lump sum payout. The payout was to be the maximum amount that would not trigger the excise tax payable in the event of an "excess parachute payment" as such term is defined in the Internal Revenue Code of 1986, as amended. Effective December 10, 1998, the Kooper Employment Agreement and the Mandel Employment Agreement were terminated, and Mr. Kooper and Mr. Mandel have become entitled to receive payments of $861,658 and $994,619, respectively. The Registrant was required to pay such amounts to Messrs. Kooper and Mandel within ten days after the payment of the Investors Dividend. On May 13, 1999, the Company made the lump sum payout to Mr. Kooper in the amount of $861,658 and on November 22, 1999, the Registrant made a partial lump sum payout to Mr. Mandel in the amount of $194,619. For the year ended December 31, 1999, Mr. Kooper received $16,723 of interest on the outstanding balance of the lump sum payout and Mr. Mandel received $41,657 of interest on the outstanding balance of the lump sum payout.

(6) Includes directors fees of $15,125 and consulting fees of $6,000.

(7) Other compensation includes in fiscal 1999: (a) insurance premiums paid in fiscal 1999 by, or on behalf of, the Registrant with respect to certain split dollar life insurance policies as follows: (i) Bernard Kooper, $35,948, and (ii) Stanley S. Mandel, $89,446; (b) Stanley S. Mandel also received automobile expenses of $9,042 and a non-accountable expenses of $5,000; (c) Peter Norton received a car allowance of $6,000 and a nonaccountable expense allowance of $3,600; (d) $13,750 cash bonus received by Susan Hall pursuant to the Transaction; (e) includes 401(k) matching contributions by Registrant as follows: (i) Stanley Mandel, $5,000, (ii) Susan Hall, $1,178, and (iii) Peter Norton, $1,598.

(8) Includes lump sum payout of $861,658 as discussed in Footnotes (4) and (5).

(9) Amount realized upon sale of unused vacation time.

(10) During 1999, the Board of Directors authorized the forgiveness of indebtedness of Mr. Mandel's existing $200,000 salary advance, at the rate of $50,000 in each calendar year for the calendar years commencing December 31, 1999, 2000, 2001, and 2002.

(11) Includes a partial lump sum payout of $194,619 as discussed in Footnotes
(4) and (5).

(12) Effective February 1, 1999, Mr. Norton's employment agreement, dated July 1, 1994, with Arista was assigned to the Registrant pursuant to which Mr. Norton serves as Vice President of the Registrant (the "Norton Employment Agreement"). Pursuant to the Norton Employment Agreement, Mr. Norton (a) receives an annual base salary equal to $125,000 per year, (b) is entitled to (i) receive an annual bonus, as may be determined by the Board of Directors, (ii) be reimbursed for automobile expenses in the sum of $6,000 per year and (e) receive a nonaccountable expense allowance equal to $3,600 for each twelve month period falling within the employment period. The Norton Employment Agreement may be terminated in the case of the death or disability of Mr. Norton or with or without "Cause" (as defined in the Norton Employment Agreement). Pursuant to the Norton Employment Agreement, Mr. Norton has agreed not to engage in any "Competitive Activity" (as defined in the Norton Employment Agreement) during the Employment Period and up to a period of one year thereafter, provided, Mr. Norton is paid a sum equal to $75,000 in twelve equal monthly installments, commencing the month subsequent to such termination. Effective July 1, 1999, the Norton Employment Agreement was amended to extend the term of the agreement to December 31, 2000, under the same terms and conditions.

STOCK OPTIONS

     There were no options granted or awards of restricted stock during the year ended December 31, 1999 and there were no warrants or options exercised by any of the Named Executive Officers during the year ended December 31, 1999.

                            COMPENSATION OF DIRECTORS

     Directors of the Registrant are elected annually. Directors of the Registrant and Arista who were not full-time employees of the Registrant or Arista were paid $1,125 per quarter for each Board on which the member served. Effective October 1, 1999, Directors of the Registrant and Arista who are not full-time employees of the Registrant or Arista, are paid in the aggregate $3,750 per quarter to serve on the Boards of the Registrant and Arista, and $1,125 per quarter if such member serves only on the Board of Arista. Directors of Arista who are not full-time employees of the Registrant or Arista received $250 for each Directors' meeting actually attended and $250 for each committee meeting actually attended. No attendance fee for a committee meeting is paid if a Directors' meeting is held on the same day.

     In August, 1999, the Board of Directors of the Registrant engaged Mr. Kooper, the Chairman of the Boards of Directors of the Registrant and Arista, to perform consulting services for the Registrant. In consideration for such consulting services, Mr. Kooper is paid $3,000 per month. Mr. Kooper received $6,000 in 1999.

     In 1998, the Registrant engaged a company owned by Richard Farkas, a Director of Arista and a former Director of the Registrant, to perform consulting services with respect to proposed transactions and related activities of the Registrant, including, but not limited to, evaluating various business strategies. Such consulting services were performed throughout a 3 1/2 month period ended July 15, 1998. In consideration for such consulting services, the Registrant paid the company $6,000 in 1998. See "Item 13 - Certain Transactions."

     In July 1993, Arista entered into an agreement with Richard Greenwald for specified services to be performed for a fee of $500 per week. Mr. Greenwald became a Director of Arista in October 1994. Arista or the Registrant paid $26,000 under this Agreement in 1997, $25,000 in 1998 and $2,500 in 1999. As a
result of the Transaction, such agreement between Arista and Mr. Greenwald was terminated, effective as of January 31, 1999. See "Item 13 - Certain Transactions."

                    EMPLOYMENT CONTRACTS AND TERMINATIONS OF
                  EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     The Registrant's employment agreements with Mr. Bernard Kooper, Mr. Stanley
S. Mandel and Mr. Peter J. Norton are described in the footnotes to the Summary Compensation Table on pages 4, 5 and 6 of this Part III.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     From April 13, 1999 through the period ended December 31, 1999, the Compensation Committee consisted of the entire Board of Directors. From January 1, 1999, through April 13, 1999, the Compensation Committee consisted of Noah Fishman and J. Martin Feinman. Mr. Fischman resigned as director of the Registrant on April 13, 1999. Mr. Feinman did not stand for re-election at the Annual Meeting of Stockholders held on August 6, 1999.

     Mr. Fischman, a former Vice President and Director of the Registrant, and a former Director of Arista, is a principal shareholder of Fischman-Kooper, Inc., an insurance broker. Mr. Kooper, a former President of the Registrant and the current Chairman of the Boards of Directors of the Registrant and Arista, owns Bernard Kooper Life Agency, Inc., a general agent of Arista. Mr. Kooper is also a principal shareholder of Fischman-Kooper, Inc. During the calendar years 1997, 1998 and 1999, Arista and/or the Registrant paid approximately $227,000, $207,000 and $177,200, respectively, in gross commissions to Bernard Kooper Life Agency, Inc. Such commissions relate to premiums which were approximately 6.1% and 5.3% of gross premiums earned during the years ended December 31, 1997 and 1998, respectively. Of these amounts, Bernard Kooper Life Agency, Inc. paid approximately $131,000 in 1997, $151,000 in 1998, and $133,000 in 1999 to
brokers, including approximately $26,000 in 1997, $20,000 in 1998 and $19,000 in 1999 to members of the Board of Directors of Arista who are licensed insurance brokers. Furthermore, the commissions paid to director/brokers include payments to Fischman-Kooper, Inc. of approximately $21,000 in 1997, $16,000 in 1998 and $16,000 in 1999, and payments to Louis D. Krasner, Inc. of approximately $5,000 in 1997, $4,000 in 1998 and $3,000 in 1999. Michael B. Krasner, a Director of the Registrant and Arista, is the President of Louis D. Krasner, Inc. Bernard Kooper Life Agency, Inc., Fischman-Kooper, Inc. and Louis D. Krasner, Inc. were compensated on the same basis as Arista's other general agents and brokers.

     In addition to the commissions described in the preceding paragraph, members of the Board of Directors of the Registrant and Arista received commissions paid by third parties of approximately $24,000 in 1997, $24,000 in 1998 and $9,000 in 1999 for the placement of the Registrant's or Arista's life and health insurance coverage, directors' and officers' liability insurance and fidelity bond and casualty insurance coverage with other insurers. Furthermore, such commissions paid to director/brokers include approximately $14,000 in 1997 and $14,000 in 1998 paid to Noah Fischman for the placement of the Registrant's or Arista's life, health and long-term disability insurance coverages with other insurers; approximately $9,000 in 1997, $9,000 in 1998 and $8,000 in 1999 paid to Louis D. Krasner, Inc. for directors' and officers' liability insurance, fidelity bond and casualty insurance coverages; and approximately $1,000 in each of 1997, 1998 and 1999 paid to Louis H. Saltzman for life insurance coverages.

     In June 1996, the Registrant issued 365,000 shares of Class A Common Stock ("Kooper Warrant Shares"), to Bernard Kooper upon his exercise of a warrant granted to him by the Registrant in June 1986 to purchase shares of Class A Common Stock at an exercise price of $1.40 per share. As consideration for the Kooper Warrant Shares, Mr. Kooper delivered $11,000 in cash and a $500,000 principal amount interest-bearing promissory note (the "Kooper Note") to the Registrant and granted the Registrant an option (the "Class B Repurchase Option") to acquire the 47,400 shares of Class B Common Stock then owned by Mr. Kooper. The Kooper Note required interest at the LIBOR rate plus 1 1/4% per annum and would have matured on June 14, 2001. Interest payments were payable quarterly on the last day of September, December, March and June. Additionally, to secure the performance of his obligations under the Kooper Note, Mr. Kooper pledged 365,000 shares of the Company's Class A Common Stock to the Registrant. The Class B Repurchase Option, which was to expire on June 14, 2001, had an exercise price equal to the cancellation of the $500,000 outstanding under the Kooper Note plus delivery by the Registrant, at its option, of either 47,400 shares of Class A Common Stock or the Fair Market Value (as defined in the Class B Repurchase Option) of such shares to Mr. Kooper. On May 4, 1999, the Class A Directors of the Board of Directors of the Registrant exercised the Class B Repurchase Option. The Class B Stock Transaction closed on May 18, 1999. The Registrant acquired the 47,400 shares of Class B Common Stock beneficially owned by Mr. Kooper in consideration for (i) an amount equal $146,347.50, the Fair Market Value (as defined in the Letter Agreement) of the Registrant's Class A Common Stock, and (ii) the cancellation of the $500,000 outstanding principal amount under the Kooper Note. As a result of the Class B Stock Transaction there are no longer any shares of the Class B Common Stock outstanding.

ITEM 12.  PRINCIPAL STOCKHOLDERS; SHARES HELD BY MANAGEMENT

     On April 24, 2000, the Registrant had 2,570,100 Class A Common Shares (excluding 10,000 shares of treasury stock) issued and outstanding. The following table sets forth the number of shares of the Registrant's common stock owned as of April 24, 2000 by (i) owners of more than 5% of the Registrant's outstanding common stock, (ii) each director of the Registrant, (iii) each of the Named Executives, and (iv) all executive officers and directors of the Registrant as a group. Except as otherwise indicated, each person or entity named in the table has sole investment power and sole voting power with respect to the shares of the Registrant's common stock set forth opposite his or her name.



                                                    Number of Shares of Class A       Percentage of Ownership
                                                      and Class B Common Stock           of Class A Common
      Name and Address of Beneficial Owner               Beneficially Owned              Stock Outstanding
-----------------------------------------------    ------------------------------   ---------------------------
Bernard Kooper, Chairman of                                   525,200                          20.4%
the Boards of Directors of
the Registrant and Arista (2)(4)
116 John Street
New York, New York  10038

Stanley S. Mandel, President and                              105,400                           4.1%
Director of the Registrant
and Arista (3)(5)
116 John Street
New York, New York  10038

Susan J. Hall -                                                 1,100                             *
Senior Vice President,
Treasurer and Secretary of
the Registrant and Arista,
and Controller and Director
of Arista
116 John Street
New York, New York 10038

Peter J. Norton, Vice President                                     -                             -
of the Registrant and Arista and
Director of Arista
116 John Street
New York, New York 10038

Louis H. Saltzman                                              70,000                           2.7%
Director of the Registrant
and Arista (4)
1205 Northern Boulevard
Manhasset, New York 11030

Daniel Glassman, Director of the                               38,600                           1.5%
  Registrant and Arista
4 Magnolia Lane
Woodbury, New York 11797




                                                    Number of Shares of Class A       Percentage of Ownership
                                                      and Class B Common Stock           of Class A Common
      Name and Address of Beneficial Owner               Beneficially Owned              Stock Outstanding
-----------------------------------------------    ------------------------------   ---------------------------
Michael B. Krasner, Director of the                            29,800                           1.2%
  Registrant and Arista
371 Merrick Road
Rockville Centre, New York 11570

Keith E. Mandel, M.D.(5)                                      178,400                           6.9%
99 Pond Avenue
Brookline, Massachusetts 02445

Old Lyme Holding Corporation(6)                               205,000                           8.0%
122 East 42nd Street
New York, New York 10168

A.F. Hovey (7)                                                201,700                           7.9%
1724 Plaza 600 Building
600 Stewart Street
Seattle, Washington 98101-1219

Helmut N. Friedlaender (8)                                    179,100                           7.0%
60 East 42nd Street
Suite 3820
New York, New York 10165

All officers and directors                                    701,700                          27.3%
as a group (7 persons)
(2)(3)(4)(5)(6)

------------------------------------


* Less than 1%.

(1)  Based upon 2,570,100 shares of Class A Common Stock outstanding.

(2) Includes 30,400 shares of Class A Common Stock owned by Arlyne Kooper, wife of Bernard Kooper.

(3) Includes shares of Class A Common Stock held individually by Stanley S. Mandel and in the various retirement accounts of Stanley S. Mandel and Joy Mandel, wife of Stanley S. Mandel.

(4) Mr. Saltzman includes 70,000 shares of Class A Common Stock owned by his wife, Wendy Saltzman. Bernard Kooper is the father-in-law of Louis Saltzman and the father of Wendy Saltzman. Each disclaims beneficial ownership of the securities of the Registrant owned by the other.

(5) Dr. Keith E. Mandel is the son of Stanley S. Mandel. Each disclaims beneficial ownership of the securities of the Registrant owned by the other.

(6) According to the Schedule 13D, Amendment No. 1, dated April 4, 1995, filed by Old Lyme Holding Corporation on behalf of itself and certain reporting persons.

(7) According to the Schedule 13D, Amendment No. 1, dated December 31, 1999, filed by Anthony F. Hovey.

(8) According to the Schedule 13G, Amendment No. 2, dated December 31, 1999, filed by Helmut N. Friedlaender on behalf of himself and certain reporting persons.

ITEM 13.  CERTAIN TRANSACTIONS

     In August, 1999, the Board of Directors of the Registrant engaged Mr. Kooper, the Chairman of the Boards of Directors of the Registrant and Arista, to perform consulting services for the Registrant. In consideration for such consulting services, Mr. Kooper is paid $3,000 per month. Mr. Kooper received $6,000 in 1999.

     In 1998, the Registrant engaged a company owned by Richard Farkas, a Director of Arista and a former Director of the Registrant, to perform consulting services with respect to proposed transactions and related activities of the Registrant, including, but not limited to, evaluating various business strategies. Such consulting services were performed throughout a 3 1/2 month period ended July 15, 1998. In consideration for such consulting services, the Registrant paid the company $6,000 in 1998.

     In July 1993, the Company entered into an agreement with Richard Greenwald for specified services to be performed for a fee of $500 per week. Pursuant to such agreement, Mr. Greenwald provided consulting services with respect to proposed transactions and related activities of Arista, including, but not limited to, identifying available books of business and negotiating the terms of such acquisitions. Mr. Greenwald became a Director of Arista in October 1994. Arista or the Registrant paid $26,000 under this agreement in 1997, $25,000 in 1998 and $2,500 in 1999. Subsequent to the Transaction, such agreement between Arista and Mr. Greenwald was terminated, effective as of January 31, 1999.

     See "Compensation Committee Interlocks and Insider Participation" for related transactions involving Bernard Kooper, Noah Fischman, Louis Saltzman and Michael Krasner.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ARISTA INVESTORS CORP.


Dated:   April 28, 2000                 By:/S/ STANLEY S. MANDEL
                                           ------------------------------------
                                           Stanley S. Mandel, President