Form 10-Q
period 2000-03-31
ARISTA INVESTORS CORP
filed 2000-05-15
CIK 799902

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


         (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2000


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

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

The aggregate number of Registrant's outstanding shares on May 10, 2000 was 2,570,100 shares of Class A Common Stock, $0.01 par value.

                             ARISTA INVESTORS CORP.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                              Page


    Item 1. Financial Statements:

            Consolidated Balance sheets at March 31,
              2000 (Unaudited) and December 31, 1999         3

            Consolidated Statements of Income and
              Comprehensive Income (Unaudited) for
              the three months ended March 31, 2000
              and 1999                                       5

            Consolidated  Statements of Changes in
              Stockholders' Equity for the
              three months ended March 31, 2000
              (Unaudited)  and the year ended
              December 31, 1999                              6

            Consolidated Statements of Cash Flows
              (Unaudited) for the three months ended
              March 31, 2000 and 1999                        7

            Notes to Financial Statements                    8


    Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                    11


PART II. OTHER INFORMATION

    Item 1 through Item 6                                   13

    Signatures                                              14

                             ARISTA INVESTORS CORP.

                         CONSOLIDATED BALANCE SHEETS


                                                      March 31,         December 31,
                                                       2000                 1999
                                                    (unaudited)
                 ASSETS

Investments:
  Held-to-maturity securities:
    Bonds and long-term U. S. Treasury
      obligations at amortized cost (market
      value $175,000 at March 31, 2000 and
      at December 31, 1999)                              175,016       $  175,112
                                                      ----------       ----------

                      Total investments                  175,016          175,112

Cash and equivalents                                     403,741          206,079
Deferred acquistion costs, net                           124,993          134,608
Accounts receivable                                      808,395        1,074,139
Receivables from related parties                         398,388          422,919
Furniture and equipment, at cost, net of
  accumulated depreciation of $875,719 at March
  31, 2000 and $871,094 at December 31, 1999              40,224           44,849
Prepaid and refundable income taxes                      109,428          139,904
Other assets                                             275,736          262,986
                                                      ----------       ----------
    Total assets                                      $2,335,921       $2,460,596
                                                      ==========       ==========



                                  (Continued)

                               ARISTA INVESTORS CORP.


                           CONSOLIDATED BALANCE SHEETS
                                       (Continued)

                                                           March 31,        December 31,
                                                             2000              1999
                                                          (unaudited)
   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accounts payable and accrued expenses                   $  598,045       $  617,909
   Payable to related parties                                 600,000          800,000
                                                           ----------       ----------

              Total liabilities                             1,198,045        1,417,909
                                                           ----------       ----------

Stockholders' equity:
   Class A common stock, $.01 par value;
     9,950,000 shares authorized; 2,580,100
     shares issued                                             25,801           25,801
   Retained earnings                                        1,138,815        1,043,626
                                                           ----------       ----------
                                                            1,164,616        1,069,427

   Less 10,000 shares Class A common stock held in
     treasury                                                 (26,740)         (26,740)
                                                           ----------       ----------

    Total stockholders' equity                              1,137,876        1,042,687
                                                           ----------       ----------

          Total liabilities and stockholders' equity       $2,335,921       $2,460,596
                                                           ==========       ==========





   The accompanying notes are an integral part of these financial statements.

                                       ARISTA INVESTORS CORP.

                               CONSOLIDATED STATEMENTS OF INCOME

                        Three months ended March 31, 2000 and 1999
                                               (Unaudited)


                                                                                 2000             1999
                                                                              ----------       ----------
Revenue from operations
   Third-party administrative services                                         1,030,519       $  879,595
   Net realized investment gains                                                      --              213
   Net investment income                                                           7,288           84,587
   Other income                                                                    4,420               58
                                                                              ----------       ----------

          Total revenue                                                        1,042,227          964,453
                                                                              ----------       ----------

Expenses:
   General and administrative expenses                                           909,139          932,544
                                                                              ----------       ----------

           Income from operations before income tax provision (benefit)          133,088           31,909

Provision (benefit) for income taxes:
         Provision for income taxes (benefit)                                     41,500          (62,125)
                                                                              ----------       ----------

                       Net income                                                 91,588           94,034
                                                                              ----------       ----------

Other comprehensive loss:
          Unrealized loss on securities                                               --           (2,146)

           Income tax effect                                                          --              730
                                                                              ----------       ----------

                       Other comprehensive loss, net                                  --           (1,416)
                                                                              ----------       ----------

Total comprehensive income                                                    $   91,588       $   92,618
                                                                              ==========       ==========

Net income per common share:
         Basic and diluted                                                    $     0.04       $     0.04
                                                                              ==========       ==========

Weighted average number of common shares:
         Basic and diluted                                                     2,570,100        2,617,500
                                                                              ==========       ==========




   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

       Three month period ended March 31, 2000 (unaudited) and year ended
                               December 31, 1999

                                                                 Class A           Convertible Class B
                                                    --------------------------   -----------------------
                                                          Number      Par            Number    Par         Additional
                                                            of       value            of       value        paid-in       Retained
                                                          Shares     $.01           Shares     $.01         capital       earnings
                                                      ---------    -----------      ------- ----------     -----------   ---------
Balance - January 1, 1999                             2,580,100    $ 25,801       47,400       $474     $ 5,989,609    $1,468,780
  Net loss                                                   --          --           --         --              --       (37,567)
  Acquisition of Convertible Class B common stock            --          --           --         --              --            --
  Retirement of Class B common stock                         --          --      (47,400)      (474)       (258,286)     (387,587)
  Partial liquidation distribution                           --          --           --         --      (5,731,323)           --
  Unrealized securities loss included in income              --          --           --         --              --            --
                                                      ---------    --------      -------    -------     -----------    ----------
Balance - December 31, 1999                           2,580,100    $ 25,801            0       $  0     $         0     1,043,626
  Net income                                                 --          --           --         --              --        91,588
                                                      ---------    --------      -------    -------     -----------    ----------
Balance - March 31, 2000                              2,580,100    $ 25,801            0       $  0     $         0    $1,135,214
                                                      =========    ========      =======    =======     ===========    ==========




                                                    Accumulated        Secured           Class A       Convertible
                                                       other          promissory          common         Class B
                                                   comprehensive         note           stock held        common
                                                       income         receivable       in treasury        stock        Total
                                                       ------         ----------       -----------        ----         -----
Balance - January 1, 1999                              (22,488)       ($500,000)       ($26,740)      $       0       $6,935,436
  Net loss                                                  --              --              --              --          (37,567)
  Acquisition of Convertible Class B common stock           --         500,000              --        (646,347)        (146,347)
  Retirement of Class B common stock                        --              --              --         646,347                0
  Partial liquidation distribution                          --              --              --              --       (5,731,323)
  Unrealized securities loss included in income         22,488              --              --              --           22,488
                                                       -------       ---------        --------       ---------       ----------
Balance - December 31, 1999                                  0               0         (26,740)              0        1,042,687
  Net income                                                --              --              --              --           91,588
                                                       -------       ---------        --------       ---------       ----------
Balance - March 31, 2000                               $     0       $       0        ($26,740)      $       0       $1,134,275
                                                       =======       =========        ========       =========       ==========

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                         2000              1999
                                                                     ---------------   -----------------
Cash flows from operating activities:
  Net income                                                              $  91,588         $    94,034
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                            4,625               9,623
      Amortization of deferred acquisition costs                              9,615                   0
      Deferred income taxes                                                       0             787,910
      (Increase) decrease in operating assets:
        Prepaid and refundable income taxes                                  34,076            (217,602)
        Accounts receivable                                                 265,744          (1,182,140)
        Receivable from related parties                                      24,531              (5,032)
        Other assets                                                        (12,749)             30,095
      Increase (decrease) in operating liabilities:
        Commissions payable                                                       0             (13,569)
        Income taxes payable                                                      0            (580,319)
        Accounts payable and accrued expenses                               (19,864)           (299,138)
        Payable to related parties                                         (200,000)                  0
                                                                           --------          ----------

            Net cash provided by (used in) operating activities             197,566          (1,376,138)
                                                                           --------          ----------

Cash flows from investing activities:
  Proceeds from sales of securities and amortization of premiums                 96                (663)
                                                                           --------          ----------

            Net cash provided by (used in) investing activities                  96                (663)
                                                                           --------          ----------

            Increase (decrease) in cash and equivalents                     197,662          (1,376,801)

Cash and equivalents:
  Beginning of period                                                       206,079           6,330,909
                                                                           --------          ----------

  End of period                                                            $403,741          $4,954,108
                                                                           ========          ==========

Supplemental cash flow disclosure:
  Cash paid during the period for income taxes                             $  8,383          $   44,804
                                                                           ========          ==========

  Interest                                                                    5,492              12,966
                                                                           ========          ==========


   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2000 and 1999
                                   (Unaudited)


Note 1 - Basis of presentation
------------------------------

The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles ("GAAP"). Certain information normally included in annual financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management of Arista Investors Corp. (the "Registrant"), all adjustments (consisting of normal recurring accruals only) have been reflected for a fair presentation of the unaudited financial position as of March 31, 2000 and results of operations for the three-month periods ended March 31, 2000 and 1999. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.

Note 2 - Reinsurance
--------------------

The Registrant and its wholly owned subsidiary, Arista Insurance Company ("Arista"), sometimes hereinafter individually or collectively referred to as the "Company", entered into an Assumption Reinsurance Agreement, dated September 23, 1998 (the "Treaty") with The Guardian Life Insurance Company of America ("The Guardian"). Pursuant to this Treaty, all of Arista's liabilities under each and every policy of New York State satutory and voluntary disability benefits insurance, (collectively the "Insurance"), were ceded to The Guardian. The cession of the Insurance to The Guardian, deemed effective July 1, 1998, was consummated on November 12, 1998. Arista discontinued writing the Insurance effective November 12, 1998.

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

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2000 and 1999
                                   (Unaudited)

A contingent liability exists with respect to reinsurance ceded which would become a liability to Arista in the event that the reinsurer is unable to meet its proportionate share of the obligations assumed under the reinsurance agreement.


Note 3 - Transactions with related parties
------------------------------------------

At March 31, 2000 and December 31, 1999, Bernard Kooper, Chairman of the Boards of Directors of the Company and Arista and a Director of The Collection Group, Inc., beneficially owns 20.4% of the outstanding shares of Class A common stock, par value $.01 per share (the "Class A Common Stock"). At December 31, 1998 Mr. Kooper also owned 100% of the outstanding shares of Class B common stock, par value $.01 per share (the "Class B Common Stock"). Mr. Kooper is also the owner of Bernard Kooper Life Agency, Inc. (the "Agency"), one of the general agents marketing the Insurance. During the three months ended March 31, 2000 and 1999, the Agency received approximately $43,000 and $45,000, respectively, in commissions based on the premiums collected under the Treaty's Insurance. Of this amount, the Agency paid approximately $33,000 during the three months ended March 31, 2000 and 1999 to brokers, which included certain members of the Board of Directors of the Company and Arista. The amount paid to members of the Board of Directors of the Company and Arista by the Agency was approximately $4,000 and $6,000 for the three months ended March 31, 2000 and 1999, respectively.

                           ARISTA INVESTORS CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2000 and 1999
                                   (Unaudited)

Note 4 - New Accounting Standards
---------------------------------

In December 1999, the SEC Staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which requires all registrants to comply with certain criteria for recognition of revenues in financial statements. SAB 101A, issued in March 2000, delayed the effective date of SAB 101 until the second quarter of fiscal year 2000. The Company is currently reviewing the provisions of SAB 101 to determine the impact, if any, on its financial position and results of operations in future periods.

Note 5 - Third Party Administration
-----------------------------------

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


Results of Operations
---------------------

Three-Month Periods Ended March 31, 2000 vs. March 31, 1999
(unaudited)
-----------------------------------------------------------

Consolidated revenues from third-party administrative services during the three months ended March 31, 2000 and 1999 were approximately $1,031,000 and $880,000, respectively. The increase in revenues for the current quarter was due to the Company's administration of additional books of disability benefits insurance business assumed by The Guardian.

Consolidated total revenue from operations for the first three months of 2000 was approximately $1,042,000, resulting in net income of approximately $92,000. This compares to consolidated total revenue of approximately $964,000 and net income of approximately $94,000 for the same period in 1999.

Consolidated investment income for the first three months of 2000 and 1999 was approximately $7,000 and $85,000, respectively. The decrease was attributable to the Company's issuance of a partial liquidating distribution of $2.23 per share to stockholders of record on May 19, 1999.

                             ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


The consolidated general and administrative expenses for the first three months of 2000 and 1999 were approximately $909,000 and $933,000, respectively. Reductions in expenses for travel and entertainment, professional fees and interest expenses, offset by an increase in payroll taxes, were attributable to the net decrease in general and administrative expenses.


Liquidity and Capital Resources
-------------------------------

Retained earnings increased from $1,042,687 at December 31, 1999 to $1,134,275 at March 31, 2000 as a result of the Company's net income.

Since the consummation of the cession of Arista's Insurance business to The Guardian, Arista has reduced its capital and paid in surplus to the minimum amount permitted by the New York State Insurance Department and is reviewing its plans to sell Arista's charter and license.


Inflation and Seasonality
-------------------------

The Company does not anticipate that inflation will significantly impact its business nor does it believe that its business is seasonal.


Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

Market risk encompasses liquidity risk and price risk, both of which arise principally in transactions involving financial instruments. The Company's operations are not subject to these risks.

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


                                     Arista Investors Corp. (Registrant)






                             BY:  /S/ STANLEY S. MANDEL_________________
                                        STANLEY S. MANDEL, President and
                                      Chief Executive Officer (principal
                                                      executive officer)





                              BY:  /S/ SUSAN J. HALL____________________
                                    SUSAN J. HALL, Senior Vice President
                                      and Treasurer (principal financial
                                                 and accounting officer)





May 15, 2000