Form 10-Q
period 2000-06-30
ARISTA INVESTORS CORP
filed 2000-08-11
CIK 799902

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES  EXCHANGE ACT OF 1934.

                  For the quarterly period ended JUNE 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________ to __________

                          Commission File No. 2-8381-NY

                             ARISTA INVESTORS CORP.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    13-2957684
-------------------------------             ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


   116 JOHN STREET, NEW YORK, N.Y.                        10038
---------------------------------------                  --------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (212)  964-2150

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   ----     ----

The aggregate number of Registrant's outstanding shares on August 10, 2000 was 2,570,100 shares of Class A Common Stock, $0.01 par value.

                             ARISTA INVESTORS CORP.

                                TABLE OF CONTENTS

                                                                                   PAGE

PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements:

            Consolidated Balance sheets at June 30, 2000 (Unaudited)
              and December 31, 1999                                                    3

            Consolidated Statements of Income and Comprehensive Income
              (Unaudited) for the six months ended June 30, 2000 and 1999              5

            Consolidated Statements of Changes in Stockholders' Equity for the
              six months ended June 30, 2000 (Unaudited) and the year ended
              December 31, 1999                                                        6

            Consolidated Statements of Cash Flows (Unaudited) for the six
              months ended June 30, 2000 and 1999                                      7

            Notes to Financial Statements                                              8

    Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                   11

    Item 3. Quantitative and Qualitative Disclosures about Market Risk                13

PART II. OTHER INFORMATION

    Item 1 through Item 6                                                             14

    Signatures                                                                        15

                             ARISTA INVESTORS CORP.

                          CONSOLIDATED BALANCE SHEETS


                                                          June 30,    December 31,
                                                           2000          1999
                                                         ----------  ------------
                                                         (unaudited)
                      ASSETS

Investments:
  Held-to-maturity securities:

    Bonds and long-term U. S. Treasury
      obligations at amortized cost (market value
      $175,000 at December 31, 1999)                     $        0   $  175,112
                                                         ----------   ----------
          Total investments                                       0      175,112

Cash and equivalents                                        437,049      206,079
Deferred acquisition costs, net                             115,378      134,608
Receivables from related parties                            445,913      422,919
Receivables from third party administration                 904,695    1,074,139
Furniture and equipment, at cost, net of
  accumulated depreciation of $880,471 at June 30,
 2000 and $871,094 at December 31, 1999                      39,542       44,849

Prepaid and refundable income taxes                          79,545      139,904
Other assets                                                271,687      262,986
                                                         ----------   ----------
Total assets                                             $2,293,809   $2,460,596
                                                         ==========   ==========


                                   (Continued)

                             ARISTA INVESTORS CORP.

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                     June 30,       December 31,
                                                       2000             1999
                                                     ---------      ------------
                                                    (unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses             $   500,650    $   617,909
   Payable to related parties                            500,000        800,000
                                                     -----------    -----------
              Total liabilities                        1,000,650      1,417,909
                                                     -----------    -----------
Commitments and contingencies: (Note 2)

Stockholders' equity:
   Class A common stock, $.01 par value;
     9,950,000 shares authorized; 2,580,100
     shares issued                                        25,801         25,801

   Retained earnings                                   1,294,098      1,043,626
                                                     -----------    -----------
                                                       1,319,899      1,069,427

   Less cost of 10,000 shares Class A common stock
      held in treasury                                   (26,740)       (26,740)
                                                     -----------    -----------
    Total stockholders' equity                         1,293,159      1,042,687
                                                     -----------    -----------
Total liabilities and stockholders' equity           $ 2,293,809    $ 2,460,596
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                  (Unaudited)

                                                                Three months ended June 30,      Six months ended June 30,
                                                                ---------------------------     --------------------------
                                                                     2000          1999             2000            1999
Revenue:
    Third-party administrative services                          $   971,363   $   752,169      $ 2,001,882   $ 1,631,764
    Net realized investment gains or (losses)                           --         (10,602)            --         (10,602)
    Net unrealized investment gains or (losses)                         --             (21)            --             192
    Net investment income                                             11,667        50,535           18,955       135,122
    Other income                                                       2,663         8,098            7,083         8,156
                                                                 -----------   -----------      -----------   -----------
          Total revenue                                              985,693       800,179        2,027,920     1,764,632

Expenses:

   General and administrative expenses                               795,309       917,711        1,704,448     1,850,255
                                                                 -----------   -----------      -----------   -----------
               Income (loss) from operations before income tax
                   provision (benefit)                               190,384      (117,532)         323,472       (85,623)

Income taxes:

   Provision for income taxes (benefit)                               31,500       (19,160)          73,000       (81,285)
                                                                 -----------   -----------      -----------   -----------
                        Net income (loss)                            158,884       (98,372)         250,472        (4,338)
                                                                 -----------   -----------      -----------   -----------
Other comprehensive income:
   Unrealized gain (loss) on securities during period                   --           2,146             --               0
    Reclassification of losses included in revenue                      --          29,822             --          29,822
    Income tax effect                                                   --          (6,604)            --          (7,334)
                                                                 -----------   -----------      -----------   -----------
                        Other comprehensive income, net                 --          25,364             --          22,488
                                                                 -----------   -----------      -----------   -----------
Total comprehensive income (loss)                                    158,884       (73,008)         250,472        18,150
                                                                 ===========   ===========      ===========   ===========
Net income (loss) per common share:
    Basic and diluted                                            $      0.06   $     (0.04)     $      0.10   $      0.00
                                                                 ===========   ===========      ===========   ===========
Weighted average number of common shares:
    Basic and diluted                                              2,570,100     2,570,100        2,570,100     2,570,100
                                                                 ===========   ===========      ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Six months ended June 30, 2000 (unaudited) and year ended December 31, 1999

                                                                      Common Stock
                                                      ---------------------------------------------
                                                           Class A              Convertible Class B
                                                      -----------------         -------------------
                                                      Number      Par           Number       Par       Additional
                                                        of        value           of         value     paid-in       Retained
                                                      Shares      $.01          Shares       $.01      capital       earnings
Balance - January 1, 1999                            2,580,100   $25,801        47,400    $ 474      $ 5,989,609    $ 1,468,780
  Net loss                                                --        --            --        --               --         (37,567)
  Acquisiton of Convertible Class B common stock          --        --            --        --               --             --
  Retirement of Class B common stock                      --        --         (47,400)    (474)        (258,286)      (387,587)
  Partial liquidation distribution                        --        --            --        --        (5,731,323)           --
  Unrealized securities loss included in income           --        --            --        --               --             --
                                                     ---------   -------        ------    -----      -----------    -----------
Balance - December 31, 1999                          2,580,100   $25,801             0    $   0      $         0      1,043,626
  Net income                                              --        --            --        --               --          91,588
                                                     ---------   -------        ------    -----      -----------    -----------
Balance - June 30, 2000                              2,580,100   $25,801             0    $   0      $         0    $ 1,135,214
                                                     =========   =======        ======    =====      ===========    ===========

                                                 Accumulated     Secured      Class A      Convertible
                                                     other      promissory     common        Class B
                                                 comprehensive    note       stock held      common
                                                     income     receivable   in treasury     stock          Total
                                                 -------------  ----------   -----------   ------------     -----
Balance - January 1, 1999                          $ (22,488)   $ (500,000)   $ (26,740)   $        0    $ 6,935,436
  Net loss                                              --            --           --            --          (37,567)
  Acquisiton of Convertible Class B common stock        --         500,000         --        (646,347)      (146,347)
  Retirement of Class B common stock                    --            --           --         646,347              0
  Partial liquidation distribution                      --            --           --            --       (5,731,323)
  Unrealized securities loss included in income       22,488          --           --            --           22,488
                                                   ---------    ----------    ---------    ----------    -----------
Balance - December 31, 1999                                0             0      (26,740)            0      1,042,687
  Net income                                            --            --           --            --          250,472
                                                   ---------    ----------    ---------    ----------    -----------
Balance - June 30, 2000                            $       0    $        0    $ (26,740)   $        0    $ 1,293,159
                                                   =========    ==========    =========    ==========    ===========

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Six months ended June 30, 2000 and 1999
                                  (Unaudited)

                                                                                   2000           1999
                                                                               -----------    -----------
Cash flows from operating activities:
  Net income  (loss)                                                           $   250,472    $    (4,338)
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation                                                                   9,377         19,246
      Amortization of deferred acquisition costs                                    19,230              0
      Loss on sale of investments                                                        0         10,602
      Deferred income taxes                                                              0        757,810
      (Increase) decrease in operating assets:
        Prepaid and refundable income taxes                                         60,359       (217,417)
        Receivable from related parties                                            (22,994)         4,702
        Receivable from third party administators                                  169,444     (1,422,128)
        Prepaid expenses                                                                 0       (418,685)
        Other assets                                                                (8,701)         3,000
      Increase (decrease) in operating liabilities:
        Commissions payable                                                              0        (43,841)
        Income taxes payable                                                             0       (580,319)
        Accounts payable and accrued expenses                                     (117,259)      (314,005)
        Payable to related parties                                                (300,000)             0
                                                                               -----------    -----------

                         Net cash provided by (used in) operating activities        59,928     (2,205,373)
                                                                               -----------    -----------
Cash flows from investing activities:
  Furniture and equipment acquired                                                  (4,070)             0
  Proceeds from sale of investments and amortization of premiums                   175,112      2,096,651
                                                                               -----------    -----------
                       Net cash provided by (used in) investing activities         171,042      2,096,651
                                                                               -----------    -----------
Cash flows from financing activities:
  Issuance of Class A common stock                                                       0              0
  Exercise option to acquire Class B common stock                                        0       (146,348)
  Partial liquidating distribution                                                       0     (5,731,323)
                                                                               -----------    -----------
                    Net cash provided by (used in) financing activities                  0     (5,877,671)
                                                                               -----------    -----------
                  Net increase (decrease) in cash and equivalents                  230,970     (5,986,393)
Cash and equivalents:
  Beginning of year                                                                206,079      6,330,909
                                                                               -----------    -----------
  June 30,                                                                     $   437,049    $   344,516
                                                                               ===========    ===========
Supplemental cash flow disclosure:

  Cash paid during the period for income taxes                                 $    12,641    $    57,496
                                                                               ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2000 and 1999
                                    (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles ("GAAP"). Certain information normally included in annual financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management of Arista Investors Corp. (the "Registrant"), all adjustments (consisting of normal recurring accruals only) have been reflected for a fair presentation of the unaudited financial position as of June 30, 2000 and results of operations for the six-month and three-month periods ended June 30, 2000 and 1999. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

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

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999
                                   (Unaudited)

A contingent liability exists with respect to reinsurance ceded which would become a liability to Arista in the event that the reinsurer is unable to meet its proportionate share of the obligations assumed under the reinsurance agreement.

NOTE 3 - TRANSACTIONS WITH RELATED PARTIES

At June 30, 2000 and December 31, 1999, Bernard Kooper, Chairman of the Boards of Directors of the Company and Arista and a Director of The Collection Group, Inc., beneficially owns 20.4% of the outstanding shares of Class A common stock, par value $.01 per share (the "Class A Common Stock"). At December 31, 1998 Mr. Kooper also owned 100% of the outstanding shares of Class B common stock, par value $.01 per share (the "Class B Common Stock"). On May 4, 1999, the Class A Directors of the Board of Directors of the Company exercised the option to acquire the 47,400 shares of Class B Common Stock owned by Mr. Kooper. Upon the exercise of the option, Mr. Kooper received $146,347.50, representing the fair market value of the Registrant's Class A Common Stock, and the cancellation of the $500,000.00 outstanding principal amount under the secured promissory note.

Mr. Kooper is also the owner of Bernard Kooper Life Agency, Inc. (the "Agency"), one of the general agents marketing the Insurance. During the six months ended June 30, 2000 and 1999, the Agency received approximately $87,000 and $95,000, respectively, in commissions and fees based on the premiums collected under the Treaty's Insurance. Of this amount, the Agency paid approximately $63,000 and $70,000, respectively, during the six months ended June 30, 2000 and 1999 to brokers, which included certain members of the Board of Directors of the Company and Arista. The amount paid to members of the Board of Directors of the Company and Arista by the Agency was approximately $7,000 and $10,000 for the six months ended June 30, 2000 and 1999, respectively.

                            ARISTA INVESTORS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999
                                   (Unaudited)

NOTE 4 - NEW ACCOUNTING STANDARDS

In December 1999, the SEC Staff issued Staff Accounting Bulletin (SAB) No. 101, "Revenue recognition in Financial Statements," which requires all registrants to comply with certain criteria for recognition of revenues in financial statements. In March 2000, the SEC Staff issued SAB No. 101A, which delayed the implementation of SAB No. 101 until after March 2000. In June 2000, the SEC Staff issued SAB No. 101B, which further delayed the implementation date until the fourth quarter of fiscal years beginning after December 15, 1999.

NOTE 5 - THIRD PARTY ADMINISTRATION

The Registrant entered into an Administrative Services Agreement dated September 23, 1998 (the "TPA Agreement") with The Guardian. The TPA Agreement was consummated on November 12, 1998 and deemed effective as of July 1, 1998. As a third party administrator under the TPA Agreement, the Registrant performs various services relating to the Insurance underwritten by The Guardian, including, but not limited to pricing of risk, underwriting new and renewal business, investigation, and calculation and payment of claims. In addition, the Registrant acts as a third party administrator for the temporary disability insurance book of business of Hartford Life and Health Insurance Company. Until June 30, 2000, the Registrant acted as a third party administrator for the statutory disability benefits book of business of the United States Life Insurance Company in the City of New York. Previously, Arista acted as the third party administrator for these three books of business.

                              ARISTA INVESTORS CORP

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements (unaudited) of the Company and the notes thereto appearing elsewhere in this Form 10-Q. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those projected in the forward-looking statements discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as inother sections herein.

RESULTS OF OPERATIONS

SIX-MONTH AND THREE-MONTH PERIODS ENDED JUNE 30, 2000 VS.
JUNE 30, 1999 (UNAUDITED)

Consolidated revenues from third-party administrative service operations during the six months ended June 30, 2000 and 1999 were approximately $2,002,000 and $1,632,000, respectively. For the second quarters of 2000 and 1999, such income was approximately $972,000 and $752,000, respectively. The increase in revenues was due to the Company's administration of additional books of disability benefits insurance business which were assumed by The Guardian effective in 1999.

Consolidated total revenue from operations for the first six months of 2000 was approximately $2,028,000, resulting in net income of approximately $250,000. This compares to total revenue of approximately $1,765,000 and a net loss of approximately $4,000 for the same period of 1999. For the second quarters of 2000 and 1999, the consolidated total revenue was approximately $986,000 and $800,000, respectively. The net income for the second quarter of 2000 was approximately $159,000 as compared to a net loss of approximately $98,000 for the same period of 1999. The increases in net income for the first six months of 2000 and the second quarter of 2000 when compared to the same periods of 1999 were due to an increase in revenue from third-party administrative services and to a reduction in general and administrative expenses.

                             ARISTA INVESTORS CORP.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
                   (continued)

Consolidated investment income for the first six months of 2000 and 1999 was approximately $19,000 and $135,000, respectively. For the second quarters of 2000 and 1999, consolidated investment income was approximately $12,000 and $51,000, respectively. The decreases during the first six months of 2000 and the second quarter of 2000 were attributable to lower investment assets resulting from the Company's payment of a partial liquidating distribution of $2.23 per share to stockholders of record on May 19, 2000.

The consolidated general and administrative expenses for the first six months of 2000 and 1999 were approximately $1.7 million and $1.9 million, respectively. Reductions in the following expenses attributed to this decrease of approximately $200,000: $163,000 in professional fees and $24,000 in interest expenses. For the second quarters of 2000 and 1999, consolidated general and administrative expenses were approximately $795,000 and $918,000, respectively. Reductions in professional fees contributed to this decrease.

LIQUIDITY AND CAPITAL RESOURCES

Retained earnings increased from $1,042,687 at December 31, 1999 to $1,293,159 at June 30, 2000 as a result of the Company's net income.

Since the consummation of the cession of Arista's business to The Guardian, Arista has reduced its capital and paid in surplus to the minimum amount permitted by the New York State Insurance Department and is actively seeking a buyer of Arista's charter and license.

INFLATION AND SEASONALITY

The Company does not anticipate that inflation will significantly impact its business nor does it believe that its business is seasonal.

                             ARISTA INVESTORS CORP.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk encompasses liquidity risk and price risk, both of which arise principally in transactions involving market-risk sensitive instruments. The Company's operations do not involve such instruments.

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

August 10, 2000