Form 10-Q
period 2000-09-30
ARISTA INVESTORS CORP
filed 2000-11-14
CIK 799902

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


     (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended SEPTEMBER 30, 2000


                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

           For the transition period from ______________ to __________

                          Commission File No. 2-8381-NY

                             ARISTA INVESTORS CORP.
                             ----------------------
             (Exact name of registrant as specified in its charter)



                   DELAWARE                               13-2957684
    -------------------------------------------    ---------------------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)                Identification No.)

          116 JOHN STREET, NEW YORK, N.Y.                     10038
    -------------------------------------------    ---------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (212)  964-2150

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____ The aggregate number of Registrant's outstanding shares on November 9, 2000 was 2,570,100 shares of Class A Common Stock, $0.01 par value.

                             ARISTA INVESTORS CORP.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                           Page

    Item 1. Financial Statements:

            Consolidated Balance sheets at September 30,
              2000(Unaudited) and December 31, 1999                       3

            Consolidated Statements of Income and
              Comprehensive Income (Unaudited) for
              the nine months ended September 30, 2000
              and 1999                                                    5

            Consolidated Statements of Stockholders'
              Equity for the nine months ended September
              30, 2000(Unaudited) and the year ended
              December 31, 1999                                           6

            Consolidated Statements of Cash Flows
              (Unaudited)for the nine months ended September
              30, 2000 and 1999                                           7

            Notes to Financial Statements                                 8


    Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operation               11

    Item 3. Quantitative and Qualitative Disclosures
                     about Market Risk                                   13

PART II. OTHER INFORMATION

    Item 1 through Item 6                                                14

    Signatures                                                           15

                             ARTISTA INVESTORS CORP

                          CONSOLIDATED BALANCE SHEETS


                                                       September 30,           December 31,
                                                          2000                   1999
                                                          ----                   ----
                                                        (Unaudited)
Investments:
   Held-to-maturity securities:
     Bonds and long-term U.S. Treasury
      obligations at amortized cost (market value
      $175,000 at December 31, 1999)                    $         0          $   175,112
                                                        -----------          -----------
                  Total investments                               0              175,112

Cash and equivalents                                        546,628              206,079
Deferred acquisition costs, net                             105,763              134,608
Receivables from related parties                            444,930              422,919
Receivables from third party administration                 667,845            1,074,139
Furniture and equipment, at cost, net of
  accumulated depreciation of $885,237 at September 30,
  2000 and $871,094 at December 31, 1999                     34,776               44,849
Prepaid and refundable income taxes                          83,277              139,904
Other assets                                                275,373              262,986
                                                        -----------          -----------
Total assets                                            $ 2,158,592          $ 2,460,596
                                                        ===========          ===========


                                  (Continued)

                             ARISTA INVESTORS CORP.


                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                        September 30,           December 31,
                                                                             2000                  1999
                                                                             ----                  ----
                                                                         (unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accounts payable and accrued expenses                                 $      388,860         $        617,909
   Payable to related parties                                                   450,000                  800,000
                                                                         --------------         ----------------
              Total liabilities                                                 838,860                1,417,909
                                                                         --------------         ----------------
Commitments and contingencies: (Note 2)

Stockholders' equity:
   Class A common stock, $.01 par value;
     9,950,000 shares authorized; 2,580,100
     shares issued                                                               25,801                   25,801
   Retained earnings                                                          1,320,671                1,043,626
                                                                         --------------         ----------------
                                                                              1,346,472                1,069,427
   Less cost of 10,000 shares Class A common stock
      held in treasury                                                          (26,740)                 (26,740)
                                                                         --------------         ----------------
    Total stockholders' equity                                                1,319,732                1,042,687
                                                                         --------------         ----------------
Total liabilities and stockholders' equity                                   $2,158,592               $2,460,596
                                                                         ==============         ================



   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                                Three months ended September 30,    Nine months ended September 30,
                                                                     2000            1999               2000            1999
                                                                     ----            ----               ----            ----
Revenue:
    Third-party administrative services                             $943,075       $891,626        $2,944,957          $2,523,390
    Net realized investment losses                                                                                        -10,602
    Net unrealized investment gains                                        0              0                 0                 192
    Net investment income                                              9,439          6,671            28,394             141,793
    Other income                                                       2,539         (6,066)            9,622               2,090
                                                                    --------       --------        ----------           ---------
          Total revenue                                              955,053        892,231         2,982,973           2,656,863

Expenses:
   General and administrative expenses                               922,130        884,526         2,626,578           2,734,781
                                                                    --------       --------        ----------           ---------

               Income (loss) from operations before income tax
                   provision (benefit)                                32,923          7,705           356,395             (77,918)

Income taxes:
   Provision for income taxes (benefit)                                6,350          6,888            79,350             (74,397)
                                                                    --------       --------        ----------           ---------
                        Net income (loss)                             26,573            817           277,045              (3,521)
                                                                    --------       --------        ----------           ---------

Other comprehensive income:
   Unrealized gain (loss) on securities during period                      0              0                 0                   0
    Reclassification of losses included in revenue                         0              0                 0              29,822
    Income tax effect                                                      0              0                 0              (7,334)
                                                                    --------       --------        ----------           ---------
                        Other comprehensive income, net                    0              0                 0              22,488
                                                                    --------       --------        ----------           ---------

Total comprehensive income (loss)                                     26,573            817           277,045              18,967
                                                                    ========       ========        ==========           =========


Net income (loss) per common share:
    Basic and diluted                                                  $0.01          $0.00             $0.11               $0.00
                                                                    ========       ========        ==========           =========


Weighted average number of common shares:
    Basic and diluted                                              2,570,100      2,570,100         2,570,100           2,570,100
                                                                   =========      =========        ==========           =========



   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

         Nine months ended September 30, 2000 (unaudited) and year ended
                               December 31, 1999


                                                    Class A                 Convertible Class B
                                          ------------------------------  -----------------------
                                             Number           Par           Number        Par         Additional
                                               of            value            of         value         paid-in        Retained
                                             Shares           $.01          Shares        $.01         capital        earnings
                                          ------------      --------      ----------   ----------    ------------   ------------
Balance - January 1, 1999                   2,580,100        $25,801        47,400         $474       $5,989,609     $ 1,488,780
 Net loss                                           -              -             -            -                -         (37,567)
 Acquisiton of Convertible Class B
   common stock                                     -              -             -            -                -               -
 Retirement of Class B common stock                 -              -       (47,400)        (474)        -258,286        (387,587)
 Partial liquidation distribution                   -              -             -            -       (5,731,323)              -
 Unrealized securities loss included
   in income                                        -              -             -            -                -               -
                                          ------------      --------      ----------   ----------    ------------    -----------
Balance - December 31, 1999                 2,580,100        $25,801             0           $0               $0       1,043,626
 Net income                                         -              -             -            -                -         277,045

                                          ------------      --------      ----------   ----------    ------------    -----------
Balance - September 30, 2000
  (unaudited)                               2,580,100        $25,801             0           $0               $0     $ 1,320,671
                                          ============      ========      ==========   ==========    ============    ===========

                                                       Accumulated         Secured          Class A       Convertible
                                                          other           promissory         common         Class B
                                                      comprehensive          note          stock held        common
                                                          income          receivable      in treasury        stock         Total
                                                      -------------     --------------   -------------    -----------      -----
Balance - January 1, 1999                               ($22,488)        ($500,000)        ($26,740)            $0      $6,935,436
  Net loss                                                     -                 -                -              -         (37,567)
  Acquisiton of Convertible Class B common stock               -           500,000                -       (646,347)       (146,347)
  Retirement of Class B common stock                           -                 -                -        646,347               0
  Partial liquidation distribution                             -                 -                -              -      (5,731,323)
  Unrealized securities loss included in income           22,488                 -                -              -          22,488
                                                      ----------        ----------       ----------       ---------        --------

Balance - December 31, 1999                                    0                 0          (26,740)              0      1,042,687
  Net income                                                   -                 -                -              -         277,045
                                                      ----------        ----------       ----------       ---------       --------
Balance - September 30, 2000  (unaudited)                      0                 0        ($26,740)               0     $1,319,732
                                                      ==========        ==========        =========       =========      =========



   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                                                  2000                 1999
                                                                                               -----------        --------------
Cash flows from operating activities:
  Net income  (loss)                                                                          $      277,045       $       (3,521)
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation                                                                                    14,143               35,910
      Amortization of deferred acquisition costs                                                      28,845                    0
      Loss on sale of investments                                                                          0               10,602
      Deferred income taxes/(benefit)                                                                      0              761,246
      (Increase) decrease in operating assets:
        Receivables from related parties                                                             (22,011)             (41,343)
        Receivables from third party administration                                                  406,294           (1,674,455)
        Prepaid and refundable income taxes                                                           56,627             (224,242)
        Prepaid expenses                                                                                   0               23,842
        Other assets                                                                                 (12,387)              12,618
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                                                       (229,049)             177,788
        Payable to related parties                                                                  (350,000)            (901,402)
        Commissions and fees payable                                                                       0              (43,841)
        Income taxes payable, net                                                                          0             (580,319)
                                                                                               -------------        --------------
                        Net cash provided by (used in) operating activities                          169,507           (2,447,117)
                                                                                               -------------        --------------

Cash flows from investing activities:
  Capital expenditures                                                                                (4,070)             (11,753)
  Proceeds from sale of investments                                                                  175,112            2,458,383
                                                                                               -------------        --------------
                        Net cash provided by (used in)  investing activities                         171,042            2,446,630
                                                                                               -------------        --------------

Cash flows from financing activities:
  Exercise option to acquire Class B common stock                                                          0             (146,348)
  Partial liquidating distribution                                                                         0           (5,731,323)
                                                                                               -------------        --------------
                        Net cash provided by (used in) financing activities                                0           (5,877,671)
                                                                                               -------------        --------------

                                  Increase (decrease) in cash and equivalents                        340,549           (5,878,158)
Cash and equivalents:
  Beginning of period                                                                                206,079            6,330,909
                                                                                               -------------        --------------
  September 30,                                                                              $       546,628      $       452,751
                                                                                               =============        ==============

Supplemental cash flow disclosure:
  Cash paid during the period for income taxes                                               $        12,423      $        67,772
                                                                                               =============        ==============


   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles ("GAAP"). Certain information normally included in annual financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the management of Arista Investors Corp. (the "Registrant"), all adjustments (consisting of normal recurring accruals only) have been reflected for a fair presentation of the unaudited financial position as of September 30, 2000 and results of operations for the nine-month and three-month periods ended September 30, 2000 and 1999. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.

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

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                           September 30, 2000 and 1999
                                   (Unaudited)

A contingent liability exists with respect to reinsurance ceded which would become a liability to Arista in the event that the reinsurer is unable to meet its proportionate share of the obligations assumed under the reinsurance agreement.


NOTE 3 - TRANSACTIONS WITH RELATED PARTIES

At September 30, 2000 and December 31, 1999, Bernard Kooper, Chairman of the Boards of Directors of the Company and Arista and a Director of The Collection Group, Inc., beneficially owns 20.4% of the outstanding shares of Class A common stock, par value $.01 per share (the "Class A Common Stock"). At December 31, 1998 Mr. Kooper also owned 100% of the outstanding shares of Class B common stock, par value $.01 per share (the "Class B Common Stock"). On May 4, 1999, the Class A Directors of the Board of Directors of the Company exercised the option to acquire the 47,400 shares of Class B Common Stock owned by Mr. Kooper. Upon the exercise of the option, Mr. Kooper received $146,347.50, representing the fair market value of the Registrant's Class A Common Stock, and the cancellation of the $500,000.00 outstanding principal amount under the secured promissory note.

Mr. Kooper is also the owner of Bernard Kooper Life Agency, Inc. (the "Agency"), one of the general agents marketing the Insurance. During the nine months ended September 30, 2000 and 1999, the Agency received approximately $123,000 and $141,000, respectively, in commissions and fees based on the premiums collected under the Treaty's Insurance. Of this amount, the Agency paid approximately $91,000 and $105,000, respectively, during the nine months ended September 30, 2000 and 1999 to brokers, which included certain members of the Board of Directors of the Company and Arista. The amount paid to members of the Board of Directors of the Company and Arista by the Agency was approximately $11,000 and $16,000 for the nine months ended September 30, 2000 and 1999, respectively.

                            ARISTA INVESTORS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999
                                   (Unaudited)



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


RESULTS OF OPERATIONS


Nine-Month And Three-Month Periods Ended September 30, 2000 vs.
           SEPTEMBER 30, 1999 (UNAUDITED)
---------------------------------------------------------------

Consolidated revenues from third-party administrative service operations during the nine months ended September 30, 2000 and 1999 were approximately $2,945,000 and $2,523,000, respectively. For the third quarters of 2000 and 1999, such revenue was approximately $943,000 and $892,000, respectively. The increase in revenues was due to the Company's administration of additional books of disability benefits insurance business, which were assumed by The Guardian effective in 1999.

Consolidated total revenue from operations for the first nine months of 2000 was approximately $2,983,000, resulting in net income of approximately $277,000. This compares to total revenue of approximately $2,657,000 and a net loss of approximately $4,000 for the same period of 1999. For the third quarters of 2000 and 1999, the consolidated total revenue was approximately $955,000 and $892,000, respectively. The net income for the third quarter of 2000 was approximately $27,000 as compared to net income of approximately $1,000 for the same period of 1999. The changes in net income for the first nine months of 2000 and the third quarter of 2000 when compared to the same periods of 1999 were due to increases in revenue from third-party administrative services.

                             ARISTA INVESTORS CORP.


            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


Consolidated investment income for the first nine months of 2000 and 1999 was approximately $28,000 and $142,000, respectively. The decrease during the first nine months of 2000 was attributable to lower invested assets resulting from the Company's payment of a partial liquidating distribution of $2.23 per share to stockholders of record on May 19, 2000. For the third quarters of 2000 and 1999, consolidated investment income was approximately $9,000 and $7,000, respectively.

The consolidated general and administrative expenses for the first nine months of 2000 and 1999 were approximately $2.6 million and $2.7 million, respectively. This decrease of approximately $100,000 was attributed to decreases of $157,000 in professional fees and $31,000 in interest expenses, offset by increases of $39,000 in salaries and employee benefits, and $29,000 in amortization of deferred acquisition costs. Consolidated general and administrative expenses increased slightly from approximately $885,000 for the third quarter of 1999 to approximately $922,000 for the comparable period of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Retained earnings increased from $1,042,687 at December 31, 1999 to $1,293,159 at September 30, 2000 as a result of the Company's net income.

Since the consummation of the cession of Arista's business to The Guardian, Arista has reduced its capital and paid-in surplus to the minimum amount permitted by the New York State Insurance Department and is actively seeking a buyer of Arista's charter and license, assets which are carried net of full amortization the accompanying balance sheet.

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


                                          ARISTA INVESTORS CORP. (REGISTRANT)
                                          -----------------------------------






                                  BY:  /s/ STANLEY S. MANDEL
                                       ---------------------------------------
                                             STANLEY S. MANDEL, President and
                                           Chief Executive Officer (principal
                                                           executive officer)





                                   BY:  /s/ SUSAN J. HALL
                                       ---------------------------------------
                                         SUSAN J. HALL, Senior Vice President
                                           and Treasurer (principal financial
                                                      and accounting officer)





November 13, 2000