Form 10-K405
period 2000-12-31
ARISTA INVESTORS CORP
filed 2001-04-16
CIK 799902

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-K

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ...........................December 31, 2000

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

                         Commission File Number 0-16520

                             ARISTA INVESTORS CORP.
                             ----------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      13-2957684
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


  116 JOHN STREET, NEW YORK, NEW YORK                      10038
-----------------------------------------             ---------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (212) 964-2150
                                                    -------------------

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

                              Yes: |X|   No: |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock (Class A Common Stock, par value $ .01 per share) held by non-affiliates of the registrant, based upon the closing sale price of the stock as reported on the Over-the-Counter Bulletin Board service on April 11, 2001 was $2,700,000.

         The aggregate number of registrant's outstanding shares on April 11, 2001 was 2,570,100 shares of Class A Common Stock, $0.01 par value (excluding 10,000 shares of treasury stock).

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III - Portions of Registrant's Proxy Statement relating to the 2001 Annual Meeting of Stockholders.

Part IV - Portions of previously filed reports and registration statements.

                                     PART I


ITEM 1. BUSINESS.

GENERAL

         Arista Investors Corp. (the "Registrant") through its wholly-owned subsidiary, Arista Insurance Company ("Arista"), a New York corporation (Registrant and Arista are sometimes hereinafter individually or collectively referred to as the "Company"), was engaged in the sale and underwriting of statutory, super statutory and voluntary disability benefits insurance (collectively, the "Insurance") in the State of New York from October 11, 1979 to June 30, 1998. Since July 1, 1998, the Registrant has been engaged as a third party administrator. See "- TPA Agreement; Third Party Administration Business". The Registrant is a Delaware corporation incorporated on August 19, 1986, which succeeded to the business of its predecessor, Arista Investors Corp., a New York corporation organized in 1978. The Company's principal executive offices are located at 116 John Street, New York, New York 10038. Its telephone number is
(212) 964-2150.

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

         In addition to the sale and underwriting of the Insurance prior to July 1, 1998, pursuant to agreements effective July 1, 1993, January 1, 1995, and March 1, 1996, Arista also acted as a third party administrator for the statutory disability benefits books of business of The Guardian Life Insurance Company of America, the United States Life Insurance Company in the City of New York and Hartford Life and Accident Insurance Company, respectively.

         The following table sets forth the third party administrative service fees earned, together with the consolidated investment income and realized investment gains (losses) for each of the three years of the period ended December 31, 2000.

                                           1998          1999           2000
                                        -----------   -----------    -----------
Third party administrative services     $ 1,483,080   $ 3,505,816    $ 3,966,704
                                        ===========   ===========    ===========
Investment income                       $   543,856   $   152,527    $    39,275
                                        ===========   ===========    ===========
Realized investment gains (losses)      $         0   $   (10,410)   $         0
                                        ===========   ===========    ===========

CESSION OF INSURANCE; COMMENCEMENT OF THIRD PARTY ADMINISTRATION BUSINESS BY THE REGISTRANT

         THE AGREEMENTS. The Company entered into an Assumption Reinsurance Agreement, dated September 23, 1998 (the "Treaty"), with The Guardian Life Insurance Company of America, a New York mutual life insurance company ("The Guardian"), and the Registrant entered into a new Administrative Services Agreement, also dated September 23, 1998 (the "TPA Agreement"), with The Guardian. The transactions contemplated by the Treaty and TPA Agreement were consummated on November 12, 1998 (the "Closing Date") and deemed effective as of July 1, 1998 (the "Effective Date"). Also, the quota share reinsurance treaty between Arista and The Guardian, effective as of January 1, 1998 (the "Quota Share Reinsurance Treaty"), whereby Arista ceded a 50% participation in the Insurance by way of reinsurance, both for business in force as of January 1, 1998 and for business written or acquired after January 1, 1998 was terminated, effective July 1, 1998. See "-The Treaty; Cession of Insurance Business", "-TPA Agreement; Third Party Administration Business" and "-Reinsurance Treaty" and "-Reinsurance Ceded."

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

         The cession of the Insurance to The Guardian was deemed to have taken place as of the Effective Date. Pursuant to the Treaty, Arista was required to present to The Guardian on the Closing Date all new policies, if any, which Arista had issued between the Effective Date and the Closing Date for acceptance by The Guardian pursuant to the Treaty. Any new policies not accepted by The Guardian were to be canceled in accordance with the requirements of the Workers' Compensation Law. On the Closing Date, Arista presented to The Guardian 25,092 policies, of which approximately 99.7% accepted The Guardian's assumption.

         Pursuant to the Treaty, The Guardian did not assume any liabilities other than the express obligations set forth in the Insurance or any costs or liabilities arising as a result of any inaccuracies or inconsistencies in the Insurance. Between the Effective Date and the Closing Date, Arista was obligated to continue its operations in accordance with prior practices and in conformity with prevailing industry standards and customs. The Guardian was responsible for the handling, and all costs and expenses, including legal fees, relating to litigation or other claims under the Insurance, but excluding liabilities arising out of or relating to actions for declaratory judgments initiated within 120 days of the Closing Date. As of such date, management was not aware of any such liabilities, known, pending or threatened.

         As of the six months ended June 30, 1998, the Insurance encompassed some 229,000 covered lives, and approximately 25,000 policyholders. See "-TPA Agreement; Third Party Administration Business."

         The Registrant accounted for the cession of the Insurance and the assumption of specified assets and liabilities as a purchase by The Guardian. Under this method, the Registrant recognized in earnings the net gain on disposal of a segment of its business representing the excess of (i) the cession allowance of 18% of the last twelve months adjusted earned premium, plus the proceeds from the assumption of the due premium receivables as of the Effective Date by The Guardian over (ii) all unpaid claim reserves, unearned premium reserves, plus claim expense reserves and GAAP assessment reserves assumed by The Guardian, and the cost of disposal. The Registrant surrendered control over all assets and liabilities transferred to The Guardian, and retained no beneficial interest. See Financial Statements and Notes thereto.

         After the closing of the cession of the Insurance to The Guardian, the Registrant retained Arista's insurance company license and charter, consolidated cash and cash equivalents and other net tangible assets and an ongoing TPA operation. See "-TPA Agreement; Third Party Administration Business."

         PURCHASE PRICE AND ASSUMPTION OF LIABILITIES. In exchange for the cession of the Insurance, The Guardian paid Arista a cession allowance in an amount, in cash, based on the premiums, as adjusted, earned by Arista for the 12 month period ending on the Effective Date. Such premiums were accounted for by utilizing the actual earned premium for the most recent 12 month period ending on the Effective Date. The cession allowance was 18% of the adjusted earned premium. See Financial Statements and Notes thereto.

         After the closing of the cession of the Insurance to The Guardian, The Guardian mailed an Assumption Certificate ("Certificate") to each policyholder's last known address, which certificate reflected the assumption by The Guardian of all risks, duties and obligations associated with the Insurance. The Treaty and the Certificate met all of the requirements of the Department and was approved by the Superintendent of Insurance of the State of New York prior to consummation of the cession of the Insurance. On the Closing Date, Arista presented to The Guardian 25,092 policies, of which 25,010 policyholders accepted The Guardian assumption, and 82 rejected The Guardian assumption.

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

         TPA AGREEMENT; THIRD PARTY ADMINISTRATION BUSINESS. The Registrant is licensed by the Department as an independent accident and health adjuster (the "License"), and on the date that the cession of the Insurance was consummated, the Registrant commenced servicing the Insurance pursuant to the TPA Agreement. The License may continue in perpetuity unless otherwise suspended or terminated by an act of the regulator. The Registrant pays an annual fee for the License.

         As a third party administrator under the TPA Agreement, the Registrant performs various services relating to the Insurance underwritten by The Guardian, including, but not limited to, pricing of risk, underwriting new and renewal business, investigation, calculation and payment of claims, preparation and transmission of bills, preparation of policy kits and forms, preparations of commission statements, maintenance of records, responding to inquiries from policyholders and providing updates on regulatory changes. Effective January 1, 1999, the TPA Agreement was amended to include an additional book of Insurance acquired by The Guardian (the TPA Agreement, as amended, is hereinafter referred to as, the "TPA Agreement"). Pursuant to the TPA Agreement, the Registrant receives a fee based upon the premiums earned by The Guardian plus additional fees based upon performance by the Registrant and results achieved by The Guardian. The TPA Agreement sets three pricing parameters: (i) a basic fee of 5% to7% of collected premium for all required functions, (ii) an audit fee of +/-1% of the collected premium pursuant to a semi-annual audit performed by The Guardian to determine whether the performance criteria under the TPA Agreement have been complied with, and (iii) a limited contingency payment based upon the developed incurred loss ratio. The TPA Agreement is effective for a period of five years, subject to earlier termination by The Guardian under certain circumstances as described below.

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

         THE GUARDIAN. The Guardian is a New York mutual life insurance company which primarily issues individual life and group insurance coverages through its career agency force and broker network. The Guardian manages its operations through six profit centers: life insurance, group insurance, disability insurance, equity products, group pensions and reinsurance. The Guardian's major line of business is group accident and health which accounted for more than one-half of consolidated net premiums in 2000.

OTHER THIRD PARTY ADMINISTRATION ARRANGEMENTS

         Effective October 1, 2000, the Company entered into an agreement with Highmark Life Insurance Company of New York ("Highmark") to perform third-party administrative services relating to disability policies underwritten by Highmark. The Company earns a service fee based on both fixed and variable percentages of collected or earned premiums by Highmark. The initial term of the agreement is for the period beginning October 1, 2000 and ending September 30, 2001 and is automatically renewed for periods of twelve months thereafter. Either party may terminate the agreement by providing (i) 90 days prior written notice at any time, or (ii) not less than 30 days prior written notice under certain conditions.

         Effective January 1, 1999, the Company entered into an agreement with the Girl Scouts of U.S.A. (the "Girl Scouts") to provide third-party administrative services for the Super Statutory Disability Benefits Insurance provided by the Girl Scouts. The Company earns a fee of $1.75 per capita per month for providing these services. The initial term of the agreement was January 1, 1999 through December 31, 1999 with automatic renewals for periods of twelve months thereafter. The agreement will remain in effect until terminated by either party upon 60 days prior written notice.

         Effective March 1, 1996, the Company arranged to perform third-party administrative services for Hartford Life and Accident Insurance Company's ("Hartford") Temporary Disability Insurance policies. Fees for services are determined in accordance with a prescribed schedule based on the type of service provided. The arrangement will remain in effect until terminated by either party.

         Effective January 1, 1995, the Company entered into an agreement to perform third-party administrative services for the United States Life Insurance Company. Fees for these services were determined in accordance with a prescribed schedule based on the type of service provided. The agreement was terminated effective June 30, 2000.

CUSTOMERS; THIRD PARTY ADMINISTRATION

         Pursuant to the TPA Agreement, the Registrant provides third party administrative services for the Insurance to The Guardian. The Guardian represents the Registrant's largest customer in its third party administration business, accounting for more than 90% of such business during the years ended December 31, 1999 and December 31, 2000, and for the six month period ended December 31, 1998. The failure of the Registrant to retain The Guardian as a customer by the failure of the Registrant to correct any Event of Default, by The Guardian electing to administer the Insurance and terminate the TPA Agreement as discussed above, or for any other reason, would have a material adverse effect on the Registrant's business and plan of operations. See "-TPA Agreement; Third Party Administration Business" and "-The Guardian."

COMPETITION

         The third party administration business is highly competitive. Competition is primarily based upon range and proficiency of services and fee structures. The Registrant believes that it has few competitors, most of whom service other coverages in addition to the Insurance. The Registrant's competitors vary in size, many of which have longer operating histories, offer a broader range of services other than third party administration of insurance policies and generally have greater financial, marketing and management resources than the Registrant. The Company relies upon the expertise of its employees and executive officers, particularly Stanley S. Mandel, the Company's President. Such executive officers have an average of more than twenty years experience in the insurance industry and third party administration business. The Registrant and Mr. Mandel entered into an employment agreement effective upon the Closing Date, which agreement was amended effective as of October 1999. Pursuant to the employment arrangement, Mr. Mandel was initially employed for a two-year period, plus up to an additional three years subject to (i) the continuation of the Registrant's third party administration arrangement with The Guardian or (ii) the occurrence of a change-of control Event (as defined therein). The loss of Mr. Mandel would have a material adverse effect upon the Company's business and plan of operations. See "-TPA Agreement; Third Party Administration Business"; "-Marketing" and "-Employees."

MARKETING

         The Registrant believes that, particularly with respect to the small and medium-sized businesses on which it focuses its marketing efforts, carriers may rely upon third party administrators to service the insurance underwritten by such carrier. Consequently, the Company considers the insurer to be its customer and stresses prompt and personal service in all phases of underwriting, product delivery and claims processing functions.

EMPLOYEES

         As of December 31, 2000, the Company had forty-six (46) employees. Seven (7) of these employees are executive officers, eight (8) provide claims services as examiners, one (1) provides general and administrative services and thirty (30) provide all other services. The Company believes its relations with its employees are satisfactory.

ARISTA'S FORMER INSURANCE OPERATIONS

         Under New York State law, all eligible employees, including full-time and part-time employees in New York State, are required to be provided with disability insurance coverage unless excluded by statute (e.g., government, railroad, maritime or farm workers). Statutory disability benefits insurance presently provides for a payment to totally disabled employees in the amount of 50% of weekly salary to a maximum payment of $170 per week, for a maximum of 26 weeks beginning with the eighth day of disability due to an off-the-job accident or sickness. On-the-job accident or sickness is covered by worker's compensation insurance, not statutory disability benefits insurance. Arista charged a premium for the Insurance coverage based upon a rate structure approved by the Department. In order for an insurer to alter its rate structure, it must obtain prior written approval from the Department. Under New York State law, an employer may require an employee to contribute 1/2 of 1% of covered payroll up to a maximum of $.60 per week towards the premium charge for statutory disability benefits insurance.

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

         For the six months ended June 30, 1998, no customer accounted for 10% or more of the Company's consolidated gross revenues.

         Effective December 29, 1995, Arista issued a $3,000,000 surplus note (the "Surplus Note") to Cologne Life Underwriting Management Company ("CLUMCO"). The Surplus Note provided for interest at the rate of 10.5% per annum, and provided for the principal to be repaid in eight equal installments in years three through ten, together with any accrued interest. These repayments of principal and accrued interest were only to be made out of the free and divisible surplus of Arista, and were subject to the approval of the Department. If the principal and interest were not repaid in full at the end of the ten years, the Surplus Note would be renewed annually for additional one-year terms until the balance was repaid. The Surplus Note permitted prepayment subject to the prior approval of the Department. In addition, the Registrant issued a ten year warrant to CLUMCO to purchase up to 150,000 shares of the Company's Class A Common Stock, subject to certain conditions, at an exercise price of $3.50 per share. Effective as of January 1, 1998, in connection with Arista's entering into a new reinsurance arrangement with The Guardian, Arista terminated its reinsurance agreement with Cologne Life Reinsurance Company ("Cologne"). As a result of such termination and the Transaction, the Surplus Note plus accrued interest was repaid on December 18, 1998. In addition, CLUMCO did not exercise the warrant, and such warrant expired in October, 1998. See "-Reinsurance Ceded."

CLAIMS

         Gross claims incurred by Arista amounted to $4,889,920 for the six months ended June 30, 1998.

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

         Arista entered into a quota share reinsurance treaty with The Guardian effective as of January 1, 1998 , whereby Arista ceded by way of reinsurance a 50% participation in the Insurance, both for business in force as of January 1, 1998 and for business written or acquired after January 1, 1998. This agreement was subject to cancellation by either party on ninety (90) days prior written notice. The agreement was canceled effective July 1, 1998 as a result of the Transaction.

RESERVES

         Insurance companies are required to maintain reserves for unearned premiums, for unpaid losses, unpaid loss adjustment expenses and New York State assessments for this line of business. These reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those incurred but not reported ("IBNR"). Arista established these reserves based upon its prior experience. Gross claims liabilities were $2,704,200 at June 30, 1998.

         Loss reserves are only estimates of what the insurer expects to pay on claims, based on facts and circumstances then known. Although a degree of variability is inherent in such estimates, management believed that the liabilities for unpaid claims and related adjustment expenses were adequate. The estimates were continually reviewed and adjusted as necessary.

         The following table compares Arista's gross liability for unpaid losses, loss adjustment expenses ("LAE") and New York State statutory disability benefits insurance assessments ("DBL Assessments"), at the end of each of the last five calendar years compared to the gross amounts actually paid against these reserves.

                                                YEAR ENDED DECEMBER 31,
                                                -----------------------

                                       1996     1997     1998     1999     2000
                                      ------   ------   ------   ------   ------
Estimated gross liability for
unpaid losses, LAE reserves,
and DBL assessments                   $4,351   $3,392   $    0   $    0   $    0
                                      ------   ------   ------   ------   ------

Gross amounts actually paid
  against reserves:
  One year later                       3,277    2,917
  Two years later                         --       --
  Three years later                       --       --
  Four years later                        --       --        0        0        0
                                      ------   ------   ------   ------   ------

Redundancy (deficiency)                1,074      475        0        0        0
                                      ------   ------   ------   ------   ------

Cumulative redundancy
(deficiency)                          $1,039   $1,514   $    0   $    0   $    0
                                      ======   ======   ======   ======   ======

INVESTMENT POLICY

         Arista must comply with the insurance laws of New York State with regard to investments. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. The investment of Arista's funds generally is subject to the direction and control of its Board of Directors; investments are reviewed on a quarterly basis. Arista's funds were generally invested in federal, state and municipal obligations, corporate debt, preferred and common stocks and such other investments which are specifically prescribed by the New York State Insurance Law.

         The following table summarizes the Company's investment results before income taxes for the five years ended December 31, 2000:

                            1996          1997          1998          1999          2000
                          ---------     ---------     ---------     ---------     ---------
Net investment income     $ 440,540     $ 513,913     $ 543,856     $ 152,527     $  39,275
Net realized investment
  gain (loss)             $    (208)    $  (2,519)    $       0     $ (10,410)    $       0
Other comprehensive
  income (loss)           $ (15,387)    $   4,955     $  (5,698)    $  27,972     $       0
Average annual yield on
  total investments(1)         5.69%         5.83%         6.02%         4.64%         6.53%

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

structure. In 1996, the Department examined Arista for the five-year period ended December 31, 1994. The examination was completed and a report was filed in 1999. In January, 2001, the Department commenced an examination of Arista for the five-year period ended December 31, 1999.

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

DIVIDENDS

         The declaration and payment of dividends by the Registrant is subject to the discretion of its Board of Directors and is dependent upon any dividends the Registrant may receive as the sole shareholder of Arista. Under New York State Insurance Law, Arista may pay dividends only out of its statutory earned surplus. Generally, the maximum amount of dividends that Arista may pay without regulatory approval in any twelve-month period is the lesser of adjusted net investment income or ten percent (10%) of statutory surplus. In July 1998, Arista's Board of Directors authorized the payment of a dividend to the Registrant in the amount of $279,951. The dividend was paid on July 15, 1998.

         On February 1, 1999, the Board of Directors of Arista approved a dividend in the amount of $167,526 based on Arista's statutory earned surplus as of its then last filed quarterly statutory statement at September 30, 1998, to be paid to the Registrant. The dividend was paid to the Registrant on February 2, 1999.

         In 2000, Arista did not pay any dividends to the Registrant.

RETURN OF CAPITAL

         An amendment to Arista's Certificate of Incorporation (the "1998 Amendment") was approved and placed on file with the Department as of December 18, 1998, and filed with the Office of the County Clerk on December 31, 1998. The 1998 Amendment decreased Arista's stated capital from $1,950,000 (comprised of 1,300 shares with a par value of $1,500 per share) to $300,000 (comprised of 200 shares with a par value of $1,500 per share). As of February 28, 1999, Arista's paid-in surplus was $153,000. This recapitalization enabled the Board of Directors of Arista to ratify the return of capital in the amount of $2,492,000 to the Registrant. On January 26, 1999, the Department approved Arista's return of $2,492,000 of capital to the Registrant, and the transfer was made on January 28, 1999.

         A subsequent amendment ("the 1999 Amendment") was approved and placed on file with the Department as of May 21, 1999, and filed with the Office of the County Clerk on May 13, 1999. The 1999 Amendment decreased Arista's stated capital from $300,000 (comprised of 200 shares with a par value of $1,500 per share) to $200,000 (comprised of 200 shares with a par value of $1,000 per share). As of May 31, 1999, Arista's paid-in surplus was $253,000.

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

PROPOSED SALE OF ARISTA TO WCA HOLDINGS, INC.

         The Registrant and Arista entered into a Stock Purchase Agreement (the "Agreement") dated as of October 22, 1999, to sell to WCA Holdings, Inc., a Connecticut corporation (the "Buyer"), all of the issued and outstanding shares of common stock of Arista (the "AIC Transaction"). The completion of the AIC Transaction was subject to various closing conditions, contingencies and regulatory approvals, including, but not limited to, approval from the New York State Insurance Department.

         While the parties anticipated that the AIC Transaction would have been consummated during 1999, the Stock Purchase Agreement with WCA Holdings, Inc. was terminated in November, 2000.

THE COLLECTION GROUP

         The Collection Group, Inc., a wholly-owned subsidiary of the Registrant, commenced operations during July 1991. The Company intends to dissolve The Collection Group, Inc. by June 30, 2001.

ITEM 2. PROPERTIES.

         The Registrant's and Arista's principal executive offices are located at 116 John Street, New York, New York 10038. The offices contain approximately 16,100 square feet. Effective on June 1, 2000, the Company entered into a new seven year lease for its principal executive office space at an average rent over the term of the lease of approximately $475,000 per year, exclusive of electricity and a share of various operating expenses.

         The Company has the option to terminate the lease provided it notifies the landlord six months prior to the termination date, and remits to the landlord a sum equal to six months of the then existing rent plus all unamortized capital improvement costs.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

         (a) Until March 30, 2000, the Company's Class A Common Stock was traded on the Nasdaq SmallCap Market. As a result of the Company's net tangible assets as of September 30, 1999, the Company no longer met the continued listing requirements of the Nasdaq SmallCap Market. Therefore, effective March 30, 2000, the Company's Class A Common Stock commenced trading on the Over-the- Counter Bulletin Board ("OTCBB") service. The following table presents the high and low market prices for the Company's Class A Common Stock as reported by the Nasdaq SmallCap Market during the calendar year ended December 31, 1999 and as reported by the OTCBB since March 30, 2000. The table represents inter-dealer prices, which do not include retail mark-ups and mark-downs, or any commissions to the broker dealer, and may not necessarily represent actual transactions.

                  FOR THE PERIOD ENDING DECEMBER 31, 2001:
                  ---------------------------------------
                                                       CLASS A
                  QUARTER           RANGE            COMMON STOCK
                  -------           -----            ------------
                  First             High               $1.75
                                    Low                $1.219

                  FOR THE PERIOD ENDED DECEMBER 31, 2000:
                  --------------------------------------
                                                       CLASS A
                  QUARTER           RANGE            COMMON STOCK
                  -------           -----            ------------
                  First             High               $1.938
                                    Low                $1.00

                  Second            High               $1.75
                                    Low                $1.50

                  Third             High               $2.75
                                    Low                $1.50

                  Fourth            High               $2.75
                                    Low                $1.219

                  FOR THE PERIOD ENDED DECEMBER 31, 1999:
                  --------------------------------------
                                                       CLASS A
                  QUARTER           RANGE            COMMON STOCK
                  -------           -----            ------------
                  First             High               $3.00

                                    Low                $2.625



                                                       CLASS A
                  QUARTER           RANGE            COMMON STOCK
                  -------           -----            ------------
                  Second(2)         High              $3.438
                                    Low               $1.063

                  Third             High              $1.375
                                    Low               $1.00

                  Fourth            High              $1.25
                                    Low               $1.00

         (b) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS:

         The number of holders, including individual participants in security position listings of registered clearing agencies, as of April 11, 2001, was approximately 200.

                                                         APPROXIMATE NUMBER OF
                  TITLE OF CLASS                            RECORD HOLDERS *
                  --------------                         ---------------------
                  Class A Common Stock, $.01 par value            56

----------

* As of April 11, 2001

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

an option (the "Class B Stock Transaction") granted to the Registrant pursuant to a letter agreement, dated June 14, 1996 (the "Letter Agreement"), by Mr. Kooper. Mr. Kooper was the beneficial owners of 47,400 shares of the Registrant's Class B Common Stock, representing all of the issued and outstanding shares of the Class B Common Stock. The Class B Stock Transaction closed on May 18, 1999. As a result of the Class B Stock Transaction, there are no longer any shares of the Class B Common Stock outstanding.

         Pursuant to the Letter Agreement, the Registrant acquired 47,400 shares of Class B Common Stock beneficially owned by Mr. Kooper in consideration for
(i) an amount equal to $146,347.50, the Fair Market Value (as defined in the Letter Agreement) of the Registrant's Class A Common Stock and (ii) the cancellation of the $500,000.00 outstanding principal amount under the Note (as defined in the Letter Agreement). The source of such funds paid by the Registrant to Mr. Kooper was working capital. Prior to the Transaction and pursuant to the Registrant's Certificate of Incorporation and By-laws, Mr. Kooper had the right to elect a majority of the Registrant's Board of Directors. In addition, the holder of the Class B Common Stock had the right to vote as a separate class upon any merger, reorganization, recapitalization, liquidation, dissolution, or winding-up, sale, transferor hypothecation of all or a substantial portion of the assets of the Company, and with regard to any amendment to the certificate of incorporation which affects the number or par value, or adversely alters or changes powers, preferences, voting power or special rights of the shares of the Class B Common Stock. Notwithstanding the Class B Stock Transaction, Mr. Kooper continues to beneficially own 525,200 shares of the Registrant's Class A Common Stock (including 30,400 shares of Class A Common Stock owned by Mr. Kooper's wife).

         Since the closing of the cession of the Insurance to The Guardian on November 12, 1998, the Department approved Arista's return of capital to the Registrant in the amount of $2,492,000 and extraordinary dividends in the amount of $5,350,000 in the aggregate based on a review of Arista's filed statutory statements. See "-Return of Capital" and "-Extraordinary Dividends."

ITEM 6. SELECTED FINANCIAL DATA.

         The following information should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the notes thereto appearing elsewhere in this Form 10-K.

         The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, which differ in certain respects from those followed in financial statements prepared for regulatory authorities. See Notes to the accompanying Consolidated Financial Statements.


                                                        Years Ended December 31,
                                  -----------------------------------------------------------------------
                                     2000           1999           1998           1997           1996
                                  -----------    -----------    -----------    -----------    -----------
                                                   (In Thousands, Except Per Share Data)
Statement of operations data:
 Revenue from continuing
   operations:
   Third party administrative
     services                     $     3,967    $     3,506    $     1,483    $       351    $       261
   Investment income                       39            152            544            514            440
   Realized and unrealized
     investment losses                     --            (10)            --             (3)            --
   Other income                            10             11             19              7             38
 Expenses:
  General and administrative
    expenses                           (3,774)        (3,669)        (2,427)          (740)          (700)
                                  -----------    -----------    -----------    -----------    -----------
    Income (loss) from
      continuing operations
      before provision for
      income taxes                        242            (10)          (381)           129             39
                                  -----------    -----------    -----------    -----------    -----------
 Provision for income taxes
   and tax benefit of net
   operating loss carryforward:
    Provision for income taxes            124             27           (143)            50             15
                                  -----------    -----------    -----------    -----------    -----------
    Net provision (benefit)               124             27           (143)            50             15
                                  -----------    -----------    -----------    -----------    -----------
 Net income (loss) from
   continuing operations                  118            (37)          (238)            79             24
                                  -----------    -----------    -----------    -----------    -----------
 Discontinued operations:
  Income (loss) from
    operations of disposed
    segments                               --             --           (167)            21         (1,200)
  Gain on disposal of segments
    (net of income taxes of
    $531 in 1998)                          --             --            838             --             --
                                  -----------    -----------    -----------    -----------    -----------
  Net income (loss) from
     discontinued operations               --             --            671             21         (1,200)
                                  -----------    -----------    -----------    -----------    -----------
  Net income (loss)               $       118    $       (37)   $       433    $       100    $    (1,176)
                                  ===========    ===========    ===========    ===========    ===========
 Per common share:
  Basic:
   Income (loss) from
     continuing operations        $       .05    $      (.01)   $      (.09)   $       .03    $       .01
   Income (loss) from
     discontinued operations      $        --    $        --    $       .26    $       .01    $      (.52)
  Diluted:
   Income (loss) from
     continuing operations        $       .05    $      (.01)   $      (.09)   $       .03    $       .01
   Income (loss) from
     discontinued operations      $        --    $        --    $       .26    $       .01    $      (.52)
 Weighted average number of
   common shares:

  Basic                             2,570,100      2,587,875      2,617,500      2,617,500      2,297,750
                                  ===========    ===========    ===========    ===========    ===========

  Diluted                           2,570,100      2,587,875      2,617,500      2,617,500      2,297,750
                                  ===========    ===========    ===========    ===========    ===========
Balance sheet data:
 Short-term investments           $        --    $       175    $        --    $        --    $        --
 Cash and equivalents                     464            206          6,331          8,297          7,077
 Receivable from third party
   administration                         596          1,074          7,802             --             --
 Premiums receivable                       --             --             --          2,979          4,304
 Total assets                           1,902          2,460         10,638         17,033         17,110
 Payable to reinsurer                      --             --             --            159             93
 Claims liabilities                        --             --             --          3,392          4,351
 Unearned premiums                         --             --             --          1,465          1,397
 Commissions payable                       --             --             --            730            766
 Total stockholders' equity             1,161          1,042          6,930          6,503          6,397

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto appearing elsewhere in this Form 10-K. Except for the historical information contained herein, the following discussion contains forward- looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those projected in the forward-looking statements discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in other sections herein.

GENERAL

         Prior to July 1, 1998, the Company, through its wholly-owned subsidiary, Arista Insurance Company, operated principally as an underwriter of New York State disability insurance to some 23,000 policyholders and 229,000 covered lives in the New York Metropolitan Area. In November 1998, effective July 1, 1998, the Company ceded its disability insurance underwriting operations to The Guardian pursuant to the Treaty and concurrently, the Registrant entered into the TPA Agreement under which the Company performs various functions as an independent administrator for all disability policies ceded to The Guardian and for other New York State statutory disability policies issued by The Guardian and other entities. (the "TPA services").

         Pursuant to the terms of the cession of the insurance operations, the Company received a fee of 18% of the last twelve months' adjusted earned premium, plus the proceeds from the assumption of the due premium receivables at the Effective Date over all unpaid claim reserves, unearned premium liability reserves, claim expense reserves and GAAP assessment reserves assumed by The Guardian. These transactions significantly changed the Company's financial condition and results of operations in 1998 and subsequent years. Accordingly, the Company reformatted its consolidated statement of income and comprehensive income for 1998 to distinguish continuing operating results from its TPA services from its discontinued underwriting operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

         Consolidated revenues during the years ended December 31, 2000 and 1999 were $3,966,704 and $3,505,816, respectively, from the Company's continuing third party administrative service operations. During the years of 2000 and 1999, the Company operated solely as a full-time third party administrative service provider (a "Provider"). Revenues increased in 2000 mainly due to the additional fees earned by the Company acting as a Provider for an acquisition completed by its primary client in August 1999 and other increased business. In addition, the Company entered into a third party administration agreement effective October 1, 2000, with a new client.

         The consolidated net income for the year 2000 was $118,203 ($0.05 per share). For the year 1999, the consolidated net loss was ($37,567) (-$0.01 per share).

         Consolidated investment income in 2000 was $39,275 as compared to $152,527 in 1999. The decrease in 2000 was due to the Company's distribution of $2.23 per share in May 1999 as a partial liquidating distribution.

         The Company reported a net realized loss of $10,410 in 1999.

         Consolidated miscellaneous income in 2000 was $9,622 as compared to $10,840 in 1999.

         Consolidated general and administrative expenses for 2000 was $3,773,390 as compared to such expenses from continuing operations of $3,669,298 for 1999. The increase in consolidated general and administrative expenses in 2000 was due principally to increases in rent and salaries and wages for claims department employees.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998

         Consolidated revenues during the years ended December 31, 1999 and 1998 were $3,505,816 and $1,483,080 respectively, from the Company's continuing third party administrative service operations. During the year ended December 31, 1999, the Company operated solely as a Provider. In comparison, the Company operated as a Provider during the last six months of the year ended December 31, 1998 and as a part-time Provider as well as a full-time New York State statutory disability benefits insurer during the first six months of the year ended December 31, 1998. Revenues more than doubled, primarily due to the fees earned on the primary client's major acquisitions, which the Company now administers.

         The consolidated net loss for the year 1999 was $37,567 ($0.01 per share). For the year 1998, the Company reported a loss from continuing operations of $238,254 ($0.09 per share) and a net gain on disposal of discontinued operations of $671,049 ($0.26 per share), resulting in consolidated net income for 1998 totaling $432,795 ($0.17 per share).

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

         Consolidated general and administrative expenses for 1999 were $3,669,298 as compared to such expenses from continuing operations of $2,427,321 for 1998. In addition, in 1998 the Company incurred consolidated general and administrative expenses from discontinued operations of $2,272,616. In total, the consolidated general and administrative expenses for 1998 from all operations were $4,699,937.

FINANCIAL CONDITION

YEAR ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

         Despite the reduction in assets and liabilities at December 31, 2000 as compared to December 31, 1999, the Company's financial condition remains stable. These reductions pertain mainly to reductions in receivables from third party administration and from payables to related parties.

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO DECEMBER 31, 1999

         Retained earnings increased from $1,043,626 at December 31, 1999 to $1,161,829 at December 31, 2000 as a result of the Company's increase in operating profits of $118,203.

CASH AND CASH EQUIVALENTS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

         At December 31, 2000, the Company had cash and cash equivalents aggregating $463,573, compared to $206,079 at December 31, 1999. The increase in 2000 was due principally to the purchase of short term U.S. treasury obligations which are treated as a cash equivalent, after the maturity of certain long-term U.S. treasury obligations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Market risk encompasses liquidity and price risk, both of which arise primarily in global financial markets. The Company's operations are not exposed to material interest rate or foreign currency exchange risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The response to this item is submitted in Part IV of this Form 10-K on page (F-1 to S-5).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         The information required under this item will be set forth in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Company's 2000 year end and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required under this item will be set forth in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Company's 2000 year end and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required under this item will be set forth in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Company's 2000 year end and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required under this item will be set forth in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Company's 2000 year end and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

            (a)(1) AND (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
            SCHEDULES.

                                                                            PAGE
                                                                            ----

            I.   Financial Statements of the Registrant                     F-1

            II.  Financial Statement Schedules

                 A.       Schedule I - Condensed Financial
                          Information of Registrant                         S-1

                 B.       Schedule II - Supplemental Segment                S-5
                          Information

EXHIBIT
  NO.       (a)(3) EXHIBITS.
-------     ----------------

 3.1        --   Certificate of Incorporation of the Company (1)
 3.2        --   By-Laws of the Company (1)
 4.2        --   Form of Class A Common Stock Certificate (1)
 4.5        --   Form of Class B Common Stock Certificate (1)
10.4        --   Incentive Stock Option Plan 1985, as supplemented (1)
10.5        --   Incentive Stock Option Plan 1986 (1)
10.6        --   Non-qualified Stock Option issued to Stanley S. Mandel (1)
10.7        --   Warrant issued to Bernard Kooper (1)
10.8        --   Lease between the Company and Hacienda Intercontinental
                 Realty, N.V. (1)
10.8.1      --   Lease dated November 29, 1990 between the Company
                 and Hacienda Intercontinental Realty, N.V. (2)
10.8.2      --   Letter dated December 7, 1992 from Williamson,
                 Picket & Gross, Inc. addressed to the Company, incorporated by reference to Exhibit 10.8.2 to the Company's Form 10-K for the year ended
                 December 31, 1992

EXHIBIT
  NO.
-------

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

EXHIBIT
  NO.
-------

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
                 Company (4)

EXHIBIT
  NO.
-------

10.33       --   Lease (Storage space #7) effective January 1, 1996 between the Company and Hacienda Intercontinental Realty, N.V. (4)
10.34       --   Sublease (Storage space #7) effective January 1, 1996
                 between the Company and Arista (4)
10.35       --   Sublease effective June 1, 1995 between the Company and
                 Arista (4)
10.36       --   Stock Purchase Agreement dated as of July 13, 1995 between
                 Arista and American Travelers Life Insurance Company (4)
10.37       --   Secured Promissory note, dated June 14, 1996, issued by
                 Bernard Kooper to Arista Investors Corp. in the aggregate
                 principal amount of $500,000 (5)
10.38       --   Pledge and Escrow Agreement, dated June 14, 1996, by and
                 among Bernard Kooper, as pledgor, Arista Investors Corp., as pledgee and Morrison Cohen Singer & Weinstein, LLP, as
                 escrow agent (5)
10.39       --   Letter Agreement, dated June 14, 1995, between Bernard
                 Kooper and Arista Investors Corp., granting Arista Investors
                 Corp. an option to acquire 47,400 shares of its Class B
                 common stock, par value $.01 per share (5)
10.40       --   Letter dated October 31, 1996, addressed to Williamson,
                 Picket & Gross, Inc. (6)
10.41       --   Letter Agreement, dated December 11, 1996, terminating
                 sublease between the Company and Arista (Storage Space #5)
                 (6)
10.42       --   Quota Share Reinsurance Treaty between the Company and
                 The Guardian Life Insurance Company of America, effective
                 as of January 1, 1998. (7)
10.43       --   Employment Agreement between Stanley Mandel and the
                 Company, incorporated by reference to Exhibit 10.43 to the
                 Company Form 10-Q for the quarter ended September 30,
                 1998.
10.43.1     --   Amendment No. 1 to the Employment Agreement between
                 Stanley Mandel and the Company, dated January 21, 2000(9)
10.44       --   Assumption Reinsurance Agreement between Arista, the
                 Company and The Guardian, dated September 23, 1998, incorporated by reference to Exhibit A to the Company's
                 Definitive Proxy Statement dated September 23, 1998.

EXHIBIT
  NO.
-------

10.45       --   Administrative Services Agreement between The Guardian
                 and the Company, dated September 23, 1998, incorporated by reference to Exhibit B to the Company's Definitive Proxy
                 Statement dated September  23, 1998.
10.45.1     --   Amendment to the Administrative Services Agreement
                 between The Guardian and the Company, dated as of
                 January 1, 1999 (9)
10.46       --   Employment Agreement between Peter Norton and the
                 Company (including Employment Agreement
                 Assignment, dated as of February 1, 1999) (8)
10.46.1     --   Amendment No. 1 to the Employment Agreement between
                 Peter Norton and the Company, effective as of July 1, 1999.
                 (9)
10.47       --   1999 Non-Qualified Stock Option Plan, incorporated by
                 reference to Exhibit A to the Company's Definitive Proxy
                 Statement, dated July 12, 1999.
10.48       --   1999 Restricted Stock Plan, incorporated by reference to
                 Exhibit B to the Company's Definitive Proxy Statement,
                 dated July 12, 1999.
21.1        --   List of Subsidiaries incorporated by reference to Exhibit 21.1 to the Company's 10-K for the year ended December 31,
                 1993
24.1        --   Powers of Attorney, incorporated by reference to Exhibit 25.1
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

(9) Filed as same numbered Exhibit to the Company's Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

            (b) REPORTS ON FORM 8-K

            Nothing to report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ARISTA INVESTORS CORP.


Dated: April 13, 2001                       By: /s/ STANLEY S. MANDEL
                                                --------------------------------
                                                Stanley S. Mandel, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                        DATE
---------                             -----                        ----


/s/ BERNARD KOOPER            Chairman of the Board            April 13, 2001
-------------------------
Bernard Kooper


/s/ STANLEY S. MANDEL         President and Director           April 13, 2001
-------------------------     (principal executive officer)
Stanley S. Mandel


/s/ SUSAN J. HALL             Senior Vice President,           April 13, 2001
-------------------------     Treasurer and Secretary
Susan J. Hall                 (principal financial and
                              accounting officer)


                              Director
-------------------------
Daniel Glassman


/s/ MICHAEL KRASNER           Director                         April 13, 2001
-------------------------
Michael Krasner


/s/ LOUIS H. SALTZMAN         Director                         April 13, 2001
-------------------------
Louis H. Saltzman

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                                          Page

Independent Auditors' Report                                               F-2


Consolidated Financial Statements:

   Consolidated Balance Sheets                                             F-3

   Consolidated Statements of Income and Comprehensive Income            F-4-5

   Consolidated Statements of Changes in Stockholders' Equity              F-6

   Consolidated Statements of Cash Flows                                 F-7-8

   Notes to Consolidated Financial Statements                           F-9-26


Financial Statement Schedules:

   Schedule I - Condensed Financial Information of Registrant            S-1-4

   Schedule II - Supplemental Segment Information                          S-5


All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Arista Investors Corp.:

We have audited the accompanying consolidated balance sheets of Arista Investors Corp. as of December 31, 2000 and 1999 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arista Investors Corp. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules on pages S-1 to S-5 of this Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein.






                                   /s/ Rosen Seymour Shapss Martin & Company LLP CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
January 31, 2001

ARISTA INVESTORS CORP.
-------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

December 31, 2000 and 1999
-------------------------------------------------------------------------------

                                                            2000              1999
                                                         -----------      -----------
ASSETS

INVESTMENTS (Notes 2 and 15):

  Held-to-maturity securities:
   Bonds and long-term U.S. Treasury obligations, at
     amortized cost (market value $175,000 in 1999)      $        --      $   175,112

CASH AND EQUIVALENTS (Note 2)                                463,573          206,079

DEFERRED ACQUISITION COSTS, net (Note 2)                      96,148          134,608

RECEIVABLES FROM RELATED PARTIES (Notes 4 and 7)             450,739          422,919

RECEIVABLES FROM THIRD PARTY ADMINISTRATION (Notes 3
   and 7)                                                    596,012        1,074,139

FURNITURE AND EQUIPMENT, at cost, net of accumulated
 depreciation of $890,999 in 2000 and $871,094 in
 1999 (Note 2)                                                28,024           44,849

PREPAID AND REFUNDABLE INCOME TAXES                           56,189          139,904

OTHER ASSETS (Note 4)                                        210,948          262,986
                                                         -----------      -----------

       Total assets                                      $ 1,901,633      $ 2,460,596
                                                         ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

  Accounts payable and accrued expenses                  $   540,743      $   617,909
  Payable to related parties (Note 7a)                       200,000          800,000
                                                         -----------      -----------
       Total liabilities                                     740,743        1,417,909
                                                         -----------      -----------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 7)

STOCKHOLDERS' EQUITY (Notes 5, 8 and 9):
  Class A common stock, $.01 par value; 9,950,000
   shares authorized, 2,580,100 shares issued                 25,801           25,801

  Retained earnings                                        1,161,829        1,043,626
                                                         -----------      -----------
                                                           1,187,630        1,069,427
  Cost of 10,000 shares Class A common stock held in
   treasury                                                  (26,740)         (26,740)
                                                         -----------      -----------

       Total stockholders' equity                          1,160,890        1,042,687
                                                         -----------      -----------

       Total liabilities and stockholders' equity        $ 1,901,633      $ 2,460,596
                                                         ===========      ===========


--------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ARISTA INVESTORS CORP.
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

                                              2000            1999             1998
                                           -----------     -----------      -----------
REVENUE FROM CONTINUING OPERATIONS
  (Note 2):
  Third party administrative services
   (Note 7c)                               $ 3,966,704     $ 3,505,816      $ 1,483,080
  Net realized investment losses
   (Note 15)                                        --         (10,410)              --
  Net investment income (Note 15)               39,275         152,527          543,856
  Other income                                   9,622          10,840           18,823
                                           -----------     -----------      -----------

       Total revenue                         4,015,601       3,658,773        2,045,759
                                           -----------     -----------      -----------

EXPENSES:
  General and administrative expenses        3,773,390       3,669,298        2,427,321
                                           -----------     -----------      -----------

       Income (loss) from continuing
         operations before income tax
         provision (benefit)                   242,211         (10,525)        (381,562)

PROVISION (BENEFIT) FOR INCOME TAXES
  (Note 11):
  Provision for income taxes                   124,008          27,042         (143,308)
                                           -----------     -----------      -----------

       Income (loss) from continuing
         operations                            118,203         (37,567)        (238,254)
                                           -----------     -----------      -----------

DISCONTINUED OPERATIONS (Notes 3
   and 12):
  Loss from operations of disposed
   segment (net of income taxes of
   $106,850 in 1998)                                --              --         (167,122)
  Gain on disposal of discontinued
   operations (net of income
   taxes of $530,719)                               --              --          838,171
                                           -----------     -----------      -----------

       Income from discontinued
         operations                                 --              --          671,049
                                           -----------     -----------      -----------

       Net income (loss)                       118,203         (37,567)         432,795
                                           -----------     -----------      -----------

OTHER COMPREHENSIVE INCOME (LOSS):
  Unrealized loss on securities during
   year                                             --          (1,850)          (5,698)
  Less reclassification for amounts
   included
   in net income (loss)                             --          29,822               --
  Income tax                                        --          (5,484)           1,937
                                           -----------     -----------      -----------

       Other comprehensive income
         (loss), net                                --          22,488           (3,761)
                                           -----------     -----------      -----------

TOTAL COMPREHENSIVE INCOME (LOSS)          $   118,203     $   (15,079)     $   429,034
                                           ===========     ===========      ===========

-------------------------------------------------------------------------------

(CONTINUED)

ARISTA INVESTORS CORP.
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

                                            2000            1999             1998
                                         ----------      ----------       ----------
NET INCOME (LOSS) PER COMMON SHARE:
  Basic:
   Continuing operations                 $      .05      $     (.01)      $     (.09)
   Discontinued operations                       --              --              .26
                                         ----------      ----------       ----------

       Net income (loss)                 $      .05      $     (.01)      $      .17
                                         ==========      ==========       ==========

  Diluted:
   Continuing operations                 $      .05      $     (.01)      $     (.09)
   Discontinued operations                       --              --              .26
                                         ----------      ----------       ----------

       Net income (loss)                 $      .05      $     (.01)      $      .17
                                         ==========      ==========       ==========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES:
  Basic (Note 13)                         2,570,100       2,587,875        2,617,500
                                         ==========      ==========       ==========

  Diluted (Note 13)                       2,570,100       2,587,875        2,617,500
                                         ==========      ==========       ==========


-------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                              Common Stock
                                      -----------------------------------------------------------                       Paid-in
                                                Class A                  Convertible Class B                            capital
                                      ---------------------------     ---------------------------    Additional       attributed
                                         Number        Par value         Number        Par value       paid-in       to detachable
                                       of shares         $.01          of shares         $.01          capital         warrants
                                      -----------     -----------     -----------      -----------   -----------     -------------
Balance - January 1, 1998               2,580,100     $    25,801          47,400      $       474   $ 5,839,609      $   150,000
  Net income                                   --              --              --               --            --               --
  Unrealized securities loss, net              --              --              --               --            --               --
  Expiration of option                         --              --              --               --       150,000         (150,000)
                                      -----------     -----------     -----------      -----------   -----------      -----------

Balance - December 31, 1998             2,580,100          25,801          47,400              474     5,989,609               --


  Net loss                                     --              --              --               --            --               --

  Acquisition of Convertible
    Class B common stock (Note 9)              --              --              --               --            --               --
  Retirement of treasury stock                 --              --         (47,400)            (474)     (258,286)              --
  Partial liquidation
  distribution                                 --              --              --               --    (5,731,323)              --
  Transfer of unrealized
    securities loss                            --              --              --               --            --               --
                                      -----------     -----------     -----------      -----------   -----------      -----------

Balance - December 31, 1999             2,580,100          25,801              --               --            --               --
  Net income                                   --              --              --               --            --               --
                                      -----------     -----------     -----------      -----------   -----------      -----------

Balance - December 31, 2000             2,580,100     $    25,801              --      $        --   $        --      $        --
                                      ===========     ===========     ===========      ===========   ===========      ===========

                                                                                                      Convertible
                                                   Accumulated       Secured           Class A         Class B
                                                     other          promissory         common           common
                                    Retained      comprehensive        note          stock held       stock held
                                    earnings         income         receivable       in treasury      in treasury         Total
                                   -----------     -----------      -----------      -----------      -----------      -----------
Balance - January 1, 1998          $ 1,035,985     $   (18,727)     $  (500,000      $   (26,740)     $        --      $ 6,506,402
  Net income                           432,795              --               --               --               --          432,795
  Unrealized securities loss, net           --          (3,761)              --               --               --           (3,761)
  Expiration of option                      --              --               --               --               --               --
                                   -----------     -----------      -----------      -----------      -----------      -----------

Balance - December 31, 1998          1,468,780         (22,488)        (500,000)         (26,740)              --        6,935,436


  Net loss                             (37,567)             --               --               --               --          (37,567)

  Acquisition of Convertible
    Class B common stock (Note 9)           --              --          500,000               --         (646,347)        (146,347)
  Retirement of treasury stock        (387,587)             --               --               --          646,347               --
  Partial liquidation
  distribution                              --              --               --               --               --       (5,731,323)
  Transfer of unrealized
    securities loss                         --          22,488               --               --               --           22,488
                                   -----------     -----------      -----------      -----------      -----------      -----------

Balance - December 31, 1999          1,043,626              --               --          (26,740)              --        1,042,687
  Net income                           118,203              --               --               --               --          118,203
                                   -----------     -----------      -----------      -----------      -----------      -----------

Balance - December 31, 2000        $ 1,161,829     $        --      $        --      $   (26,740)     $        --      $ 1,160,890
                                   ===========     ===========      ===========      ===========      ===========      ===========

-------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                                 2000             1999             1998
                                                              -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  CONTINUING OPERATIONS:
    Net income (loss)                                         $   118,203      $   (37,567)     $  (238,254)
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
        Depreciation                                               19,905           39,340           47,955
        Amortization of deferred acquisition costs                 38,460           19,230               --
        Loss on sale of investments                                   112           10,410               --
        Deferred income taxes                                          --          759,310       (1,037,081)
        Unrealized (gain) loss on trading securities                   --               --               (2)
        (Increase) decrease in operating assets excluding
          effects of discontinued operations:
            Prepaid and refundable income taxes                    83,715         (139,904)         603,200
            Receivable from related parties                       (27,820)         (81,767)         102,030
            Receivable from third party administration            478,127       (1,066,337)         184,698
            Other assets                                           52,038          243,438          671,195
        Increase (decrease) in operating liabilities
          excluding effects of discontinued operations:
            Accounts payable and accrued expenses                 (77,166)        (653,070)        (399,989)
            Payable to related parties                           (600,000)      (1,056,277)       1,856,217
            Income taxes payable                                       --         (580,319)              --
                                                              -----------      -----------      -----------
            Cash provided by (used in) continuing
              operations before income taxes                       85,574       (2,543,513)       1,789,969
                                                              -----------      -----------      -----------
DISCONTINUED OPERATIONS:
  Net loss                                                             --               --         (167,122)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Net gain on disposal of discontinued
        operations (Note 12)                                           --               --          838,171
      Amortization of deferred acquisition costs                       --               --          484,398
      Amortization of discount on surplus note                         --               --          120,000
      (Increase) decrease in operating assets
        excluding effects of divestiture:
          Premiums receivable                                          --               --        2,978,600
          Prepaid and refundable income taxes                          --               --          106,850
          Payable to reinsurer                                         --               --         (158,721)
          Claims liabilities                                           --               --       (3,391,950)
          Unearned premiums                                            --               --       (1,464,800)
          Commissions payable                                          --               --         (686,071)
          Income taxes payable                                         --               --          580,319
                                                              -----------      -----------      -----------
            Cash used in discontinued operations
              before income taxes                                      --               --         (760,326)
                                                              -----------      -----------      -----------
            Net cash provided by (used in)
              operating activities                                 85,574       (2,543,513)       1,029,643
                                                              -----------      -----------      -----------

-------------------------------------------------------------------------------

(CONTINUED)

ARISTA INVESTORS CORP.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                                  2000            1999             1998
                                                              -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Furniture and equipment acquired                            $    (3,080)     $    (8,482)     $    (9,999)
  Proceeds from sale of held-to-maturity securities               475,000        2,456,905           12,385
  Proceeds from sale of available-for-sale securities                  --            1,702               --
  Proceeds from sale of trading securities                             --               67               --
  Unrealized loss on securities                                        --               --            5,698
  Purchase of investments                                        (300,000)              --               --
  Other comprehensive income (loss), net of tax                        --               --           (3,761)
  Payments and costs associated with acquired business                 --         (153,838)              --
                                                              -----------      -----------      -----------

            Net cash provided by investing activities             171,920        2,296,354            4,323
                                                              -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in surplus note payable (Notes 5 and 9)                     --               --       (3,000,000)
  Acquisition of Convertible Class B common stock                      --         (146,347)              --
  Partial liquidation distribution                                     --       (5,731,324)              --
                                                              -----------      -----------      -----------

            Net cash used in financing activities                      --       (5,877,671)      (3,000,000)
                                                              -----------      -----------      -----------
            Net increase (decrease) in cash
              and equivalents                                     257,494       (6,124,830)      (1,966,034)

CASH AND EQUIVALENTS:
  Beginning of year                                               206,079        6,330,909        8,296,943
                                                              -----------      -----------      -----------

  End of year                                                 $   463,573      $   206,079      $ 6,330,909
                                                              ===========      ===========      ===========


SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid during the year for:
    Income taxes                                              $    42,221      $    82,492      $   334,905
                                                              ===========      ===========      ===========

    Interest                                                  $    22,817      $    68,897      $ 1,034,257
                                                              ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
  The Company canceled a note and acquired
    Convertible Class B common stock as follows:
  Cancellation of secured promissory note from
    shareholder (Notes 4 and 9)                               $        --      $   500,000      $        --
  Acquisition of Convertible Class B
    common stock (Note 9)                                              --         (646,347)              --
                                                              -----------      -----------      -----------

    Cash paid                                                 $        --      $  (146,347)     $        --
                                                              ===========      ===========      ===========

-------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ARISTA INVESTORS CORP.
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

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


2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BASIS OF PRESENTATION

       The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP differs from Statutory Accounting Principles ("SAP") used by insurance companies in reporting to state regulatory and industry agencies as explained in Note 16.

       USE OF ESTIMATES

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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


---------------------
* These policies relate to the Company's operations prior to July 1, 1998.


--------------------------------------------------------------------------------
(CONTINUED)

ARISTA INVESTORS CORP.
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

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

       REINSURANCE

       *In the normal course of business, the Company sought to reduce the loss that might arise from events that caused unfavorable underwriting results by reinsuring risk with reinsurers. Amounts recoverable from reinsurer(s) for commissions, losses or any other amount(s) due were deducted from ceded premiums earned. Settlements were made quarterly by net cash payments to or from the reinsurers (see Note 14).

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

       FURNITURE AND EQUIPMENT

       Furniture and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for each of the years in the three-year period ended December 31, 2000, was $19,905, $39,340 and $47,955, respectively.

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

-----------------------------
* These policies relate to the Company's operations prior to July 1, 1998.

--------------------------------------------------------------------------------
(CONTINUED)

ARISTA INVESTORS CORP.
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

       DEFERRED ACQUISITION COSTS

       Deferred acquisition costs include fees paid and certain other costs in connection with acquiring new third party administration business. These costs are deferred and charged to income over the term of the third party administrative agreement which is four years. Amortization expense for the year ended December 31, 2000 was $38,460.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amounts and related fair values of financial instruments at December 31, 2000 and 1999 are summarized as follows:

                                                         2000                          1999
                                               -------------------------     -------------------------
                                                Carrying                     Carrying
                                                 Amount       Fair Value       Amount       Fair Value
                                               ----------     ----------     ----------     ----------
Cash and equivalents (i)                       $  463,573     $  463,573     $  206,079     $  206,079
Investments:
  Held-to-maturity securities (ii)                     --             --        175,112        175,000
Receivable from related parties (iii)             450,739        450,739        422,919        422,919
Receivable from third party administration        596,012        596,012      1,074,139      1,074,139

       The methods and assumptions used to estimate the fair value of financial instruments are as follows:

       (i)The carrying amounts of cash and equivalents approximate their fair value.

       (ii) Held-to-maturity investments are carried at cost and their fair values are based on quoted market prices.

       (iii) The carrying values of receivables from related parties, and receivables from third party administration approximate fair value because of their short-term maturities.

       INCOME TAXES

       The Company and its subsidiaries file a consolidated federal income tax return. Tax returns were prepared using Statutory Accounting Principles ("SAP") until December 31, 1998 (see Note 16). Deferred income taxes reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end (see Note
11).

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

--------------------------------------------------------------------------------
(CONTINUED)

ARISTA INVESTORS CORP.
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

       CASH AND EQUIVALENTS

       For purposes of the statement of cash flows, cash equivalents represent highly liquid financial instruments with a maturity date of three months or less. At December 31, 2000 and 1999 cash and cash equivalents include U.S. Treasury securities and money market accounts as follows:

                                          2000         1999
                                        --------     --------

        Cash in bank                    $104,502     $124,308
        Money market accounts             59,071       81,771
        U.S. Treasury securities         300,000           --
                                        --------     --------

                                        $463,573     $206,079
                                        ========     ========

       REPORTING COMPREHENSIVE INCOME

       The Company recognizes other comprehensive income pursuant to FASB Statement No. 130 which was effective for years beginning after December 31, 1997. In 1999 the Company disposed of all available-for-sale securities, and accordingly, all comprehensive income was included in operating income.

       RECLASSIFICATIONS

       Certain items included in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the 2000 presentation.


3.  ARISTA INSURANCE COMPANY

       CESSION OF INSURANCE BUSINESS

       In November 1998, the Company completed the assumption and transfer of its insurance operations previously conducted by Arista pursuant to an Assumption Reinsurance Agreement (the "Agreement") with The Guardian, effective July 1, 1998. Under the Agreement, Arista received a cession allowance of $3,421,486 which was calculated as 18% of Arista's adjusted earned premium for the period July 1, 1997 to June 30, 1998. The Guardian assumed the insurance related assets and liabilities of Arista as of June 30, 1998. The cession resulted in a net gain of $838,171, net of income taxes of $530,719. Arista discontinued writing the Insurance effective July 1, 1998. The Company concurrently entered into the TPA Agreement with The Guardian effective July 1, 1998. Under the terms of the TPA Agreement, the Company performs administrative and other services relating to the insurance policies it previously issued, as well as other insurance policies previously underwritten by The Guardian. The Company earns a service fee based on both fixed and variable percentages of premiums collected, as earned by The Guardian.

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

--------------------------------------------------------------------------------
(CONTINUED)

ARISTA INVESTORS CORP.
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

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

       In April 1999 and June 1999, the Department approved dividends of $1,200,000 and $150,000, respectively, based on its review of Arista's filed March 31, 1999 Quarterly Statement, on the condition that there had been no event that significantly impacted Arista's reported March 31, 1999 surplus as regards policyholders. The dividends of $1,200,000 and $150,000, were paid in May 1999 and June 1999, respectively.


4.  TRANSACTIONS WITH RELATED PARTIES

       AGENTS

       Bernard Kooper ("Kooper"), Chairman of the Board of the Company and Arista, and owner of 20.4% in 2000 and 1999 and 19.1% in 1998 of the Company's outstanding Class A and 100% of the Company's Class B common stock in 1998, is one of the general agents marketing the Insurance. Gross premiums collected from policies placed by Kooper's agency, Bernard Kooper Life Agency, Inc. (the "Agency") aggregated $852,930, $993,706 and $1,131,093 for the years ended December 31, 2000, 1999 and 1998, respectively. The Agency received approximately $153,800, $177,200 and $156,000 in commissions based on the premiums collected on DBL serviced by the Company during 2000, 1999 and 1998, respectively, for premiums on policies placed with or serviced by the Company and Arista. Such premiums represented approximately 5.9% of the consolidated gross premiums earned during the year ended December 31, 1998. The Agency, in turn, paid approximately $114,000, $133,000 and $113,000 during 2000, 1999 and
1998, respectively, to other brokers, including approximately $13,000, $19,000 and $15,000, respectively, to brokers who are (or were) members of the Board of Directors of Arista.

       EMPLOYMENT AGREEMENTS

       The Company and Arista had employment agreements with Kooper and Stanley Mandel ("Mandel"), respectively, which were to terminate in February 2001 as explained in Note 7(a). The Company has entered into an employment agreement with Mandel effective November 12, 1998, and amended October 1, 1999, which will expire as described in Note 7(a).

       CONSULTING AGREEMENTS

       The Company paid $6,000 to a director in 1998 for services and out-of-pocket expenses incurred for evaluating various business opportunities. In July 1993 Arista entered into an agreement with a consultant for specified services to be performed for a fee of $500 per week. The consultant became a director of Arista in October 1994. The agreement was terminated in January 1999. Arista paid $2,500 in 1999 and $25,000 in 1998 under this agreement. The Company paid Kooper $42,000 in 2000 and $6,000 in 1999 for consulting services during the year.

--------------------------------------------------------------------------------
(CONTINUED)

ARISTA INVESTORS CORP.
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

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

       SALARY ADVANCES

       At December 31, 2000 and 1999, salary advances to an officer and director of the Company and Arista aggregated $100,000 and $150,725, respectively. Salary advances are limited to one year's compensation and are non-interest bearing. During 1999 the Board adopted a resolution to forgive this salary advance at the rate of $50,000 per calendar year for the calendar years ended December 31, 1999, 2000, 2001 and 2002. For the years ended December 31, 2000 and 1999,
$50,000 was forgiven in each year and charged to operations. The unamortized balances of $100,000 and $150,725 at December 31, 2000 and 1999, respectively, are reported as "other assets" in the accompanying balance sheet.


5.  SURPLUS NOTE AND WARRANT

       In December 1995 Arista issued a $3,000,000 surplus note (the "Note") to The Cologne Life Underwriting Management Company ("CLUMCO") in conjunction with an indemnity reinsurance agreement which became effective retroactive to October 1, 1995 (see Note 14). The Note called for interest only at 10.5% per annum to be paid in the first and second year and thereafter with the principal to be repaid one-eighth each year from the third to the tenth year, from the date of closing. Upon termination of Arista's reinsurance agreement with Cologne Life Reinsurance Company ("The Cologne") the principal balance of the Note became due and payable. Repayment of the Note and accrued interest were subject to the prior approval of the NYSID. Arista obtained such approval and in December 1998, paid the balance of the Note and accrued interest thereon. Interest expense for the year ended December 31, 1998 totaled $491,181.

       In connection with the issuance of the Note, and as an inducement to enter into the transaction with Arista, the Company issued a warrant certificate to purchase 150,000 shares (subject to adjustment for stock dividends or stock splits) of its Class A common stock to CLUMCO. The certificate was exercisable after October 1996 at an exercise price of $3.50 per share and was to expire in December 2005. At December 31, 1998 the aggregate value of the warrant was $150,000, based on an independent appraisal of $1.00 per underlying share, and had been reflected in stockholders' equity with the corresponding discount charged to surplus note payable. The warrant expired upon the payment of the Surplus Note, and the portion of the Note proceeds attributed to the warrant was included in additional paid-in capital at December 31, 1998. The discount was being amortized to operations over the option period of 10 years using the straight-line method. The unamortized discount of $106,250 at December 31, 1998 was charged to operations upon the repayment of the Note.


--------------------------------------------------------------------------------
(CONTINUED)

ARISTA INVESTORS CORP.
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

6.  LEASE COMMITMENTS

       In January 1995 the Company entered into a five-year lease for its new principal executive office space, effective June 1, 1995 through May 31, 2000. The lease required monthly base rental payments of $16,925 plus utilities and a proportionate share of various operating expenses. On May 9, 2000 the Company entered into a new lease agreement for its principal executive office space effective June 1, 2000 through May 31, 2007. This lease requires monthly base rental payments ranging from $33,362 to $36,263 plus utilities and a proportionate share of various operating expenses. The Company rents additional storage space on a month-to-month basis. Pursuant to a sublease agreement between the Company and Arista, Arista reimbursed the Company for 90.90% of the Company's lease obligations through June 30, 1998. The sublease terminated June 30, 1998.

       Future minimum annual lease payments for this lease for each of the next five years and in the aggregate thereafter are as follows:


                  Year Ending                    Minimum
                  December 31,                Lease Payment
                  ------------                -------------

                     2001                      $  403,578
                     2002                         411,842
                     2003                         417,744
                     2004                         417,744
                     2005                         427,898
                  Thereafter                      616,463
                                               ----------

                                               $2,695,269
                                               ==========

       Consolidated rent expense was $350,204 in 2000, $271,517 in 1999 and $261,063 in 1998.

7.  COMMITMENTS AND CONTINGENCIES

    (a) EMPLOYMENT AGREEMENTS

       In July 1994, Arista entered into a five-year employment agreement with a vice president which provides for annual compensation of $125,000, annual reimbursement of automobile expenses of up to $6,000 and a nonaccountable expense allowance of up to $3,600 per annum. Effective with the closing of the transaction with The Guardian on November 12, 1998, Arista assigned this employment agreement to the Company. In addition, the Company may, but is not obligated to, pay a year-end bonus as may be determined by the Board of Directors of the Company. The agreement provides that in the event of termination of the agreement by the Company, the Company would provide severance pay in an amount ranging from 60% to 100% of annual compensation of the vice president. The agreement also provides for a one-year covenant not to compete predicated upon the payment of $75,000 by the Company. Effective July 1, 1999 the agreement was amended to extend the term of the agreement to December 31, 2000 under the same financial considerations.

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

--------------------------------------------------------------------------------
(CONTINUED)

ARISTA INVESTORS CORP.
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

       The Kooper and Mandel Agreements provided that, in the event of a consolidation, merger or sale of all or substantially all of the assets of the Company or Arista (a "Corporate Event") the employment agreements would terminate, and upon such termination, Kooper and Mandel would each be entitled to receive a lump sum payout. Upon consummation of the Agreement with The Guardian on November 12, 1998, Kooper and Mandel were entitled to receive lump sum payouts of $861,658 and $994,619, respectively. During 1999 the Company paid $861,658 to Kooper, and during 2000 and 1999 paid $600,000 and $194,619, respectively, to Mandel. At December 31, 2000 and 1999 amounts due to Mandel of $200,000 and $800,000, respectively, plus interest compounded monthly, at the applicable federal short-term interest rate as provided in Section 1274(d) of the Internal Revenue Code of 1986, as amended, have been accrued in the accompanying balance sheets. Interest expense incurred on the lump sum payouts for the years ended December 31, 2000, 1999 and 1998 was $21,183, $58,380 and $4,783, respectively. The payout would be the maximum amount that would not trigger the excise tax payable in the event of an "excess parachute payment," as such term is defined in the Internal Revenue Code of 1986, as amended.

       In addition, Arista and the Company provided split-dollar life insurance policies in which both Kooper and Mandel participate. Under these agreements, the Company and Arista would pay the premiums on these policies for a period of time specified in each agreement, on behalf of Kooper and Mandel. The premium payments were treated as loans to both Kooper and Mandel and are collateralized by the underlying policy. Insurance loans to Kooper and Mandel aggregated $444,390 and $410,362 at December 31, 2000 and 1999, respectively, and are included in receivables from related parties in the accompanying balance sheets.

       After February 16, 2001 Kooper and Mandel have the right to receive a lump-sum retirement benefit equal to the amount of premiums paid by Arista and the Company attributable to the cumulative increase in cash value of the policies during the specified period of the policies. Each of Kooper's and Mandel's employment agreements provided that, upon the occurrence of a Corporate Event, the Company and Arista must pay to the insurance carrier such sums so as to render as "paid up" the split-dollar life insurance policies provided to each for Kooper and Mandel. Upon consummation of the Agreement with The Guardian, Arista paid to the insurance carrier $78,133 to render Mandel's policy as "paid up." In April 2000 the Company paid to the insurance carrier $70,518 to render Kooper's policy as "paid-up."

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

--------------------------------------------------------------------------------
(CONTINUED)

ARISTA INVESTORS CORP.
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

    (b) RISK OF LOSS

        At December 31, 2000 accounts receivable and cash and equivalents on deposit with financial institutions exceeded federal deposit insurance coverage by approximately $686,043.

    (c) OTHER MATTERS

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

        Effective January 1, 1999 the Company and The Guardian amended the TPA Agreement to allow the Company to provide The Guardian with third-party administrative services relating to the policies The Guardian assumed from the Amalgamated Life Insurance Company.

        (2) Effective October 1, 2000, the Company entered into an Agreement with Highmark Life Insurance Company of New York ("Highmark") to perform third-party administrative services relating to disability policies underwritten by Highmark. The Company earns a service fee based on both fixed and variable percentages of collected or earned premiums by Highmark. The initial term of the agreement is for the period beginning October 1, 2000 and ending September 30, 2001 and is automatically renewed for periods of twelve months thereafter. Either party may terminate the agreement by providing 90 days prior written notice. In addition, either party may terminate the agreement on five (5) days prior written notice to the other, if certain specified events occur.

        (3) Effective January 1, 1999, the Company entered into an agreement with the Girl Scouts of the U.S.A. (the "Girl Scouts") to provide third-party administrative services for the Super Statutory Disability Benefits Insurance (the "DBL") provided by the Girl Scouts. The Company earns a fee of $1.75 per capita per month for providing these services. The initial term of the agreement was January 1, 1999 through December 31, 1999 with automatic renewals for periods of twelve months thereafter. The agreement will remain in effect until terminated by either party upon 60 days prior written notice.

        (4) Effective March 1, 1996, Arista arranged to perform third-party administrative services for Hartford Life and Accident Insurance Company's ("Hartford") Temporary Disability Insurance ("TDI") policies. Fees for these services are determined in accordance with a prescribed schedule based on the type of service provided. The arrangement will remain in effect until terminated by either party.

        (5) Effective January 1, 1995, Arista entered into an agreement to perform third-party administrative services for the United States Life Insurance Company. Fees for these services are determined in accordance with a prescribed schedule based on the type of service provided. The agreement was terminated effective June 30, 2000.

        (6) Effective April 1, 1995, the Company entered into an agreement to perform third-party administrative services for the American Bankers Insurance Company of Florida. Fees for these services are determined in accordance with a prescribed schedule based on the type of service provided. The agreement will remain in effect until terminated by either party upon 180 days prior written notice. No services are currently being provided under this agreement.

        (7) Effective July 1, 1993, Arista entered into an agreement to perform third-party administrative services for The Guardian. Fees for these services were determined in accordance with a prescribed schedule based on the type of service provided. The agreement was terminated July 1, 1998, the effective date of the TPA Agreement (see Note 7c(1)).

--------------------------------------------------------------------------------
(CONTINUED)

ARISTA INVESTORS CORP.
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

8.  STOCK OPTIONS AND WARRANTS

        Transactions involving stock options and warrants in each of the years ended December 31, 2000, 1999 and 1998 are summarized below:

                                                     Warrants
                                             --------------------------
                                                              Aggregate
                                             Shares(1)         amount
                                             ---------        ---------
        Options and warrants outstanding:
           January 1, 1998                     150,000        $ 525,000
             1998 Expired                     (150,000)        (525,000)
                                             ---------        ---------
           December 31, 1998                        --        $      --
                                             =========        =========

(1) Warrants to purchase 150,000 shares of Class A common stock at an exercise price of $3.50 per share were granted to CLUMCO in December 1995, in connection with the issuance of a Surplus Note (see Note 5) and a new reinsurance agreement with Arista in October 1995. In December 1998 the warrants granted to CLUMCO to purchase 150,000 shares of Class A common stock expired upon the repayment of the Note and accrued interest.

        1999 NON-QUALIFIED STOCK OPTION PLAN

        A Non-Qualified Stock Option Plan (the "1999 Non-Qualified Plan") was approved by a majority of the Class A common stockholders in August 1999 and became effective on January 1, 2000. The 1999 Non-Qualified Plan provides for the grant of options, until August 6, 2009, to purchase up to 350,000 shares of the Company's Class A common stock by key employees and directors of the Company upon terms and conditions determined by a committee (the "Committee") composed of directors of the Company. The options are exercisable for a period of ten years from the date of grant at either a price equal to 100% of the fair market value of the Class A common stock at the time the option is granted, or an amount to be determined in accordance with the procedures established by the Committee. As of December 31, 2000 no options had been granted.

        1999 RESTRICTED STOCK PLAN

        A Restricted Stock Plan (the "1999 Restricted Stock Plan") was approved by a majority of the Class A common stockholders in August 1999 and became effective on January 1, 2000. The Restricted Stock Plan provides for the issuance, until December 31, 2009, of up to 50,000 shares of Class A common stock to key employees and directors of the Company upon terms and conditions determined by the Board of Directors of the Company or a Committee appointed by the Board. All Restricted Stock purchased pursuant to the 1999 Restricted Stock Plan must be authorized by the Board of Directors which will specify the terms and provisions to be contained in the stock purchase agreement and/or the escrow agreement to be executed by the purchaser. The Board of Directors will determine the per share Restricted Stock price which shall not be less than the par value of the Class A common stock of the Company on the date the Restricted Stock is purchased. As of December 31, 2000 no shares had been issued.


9.  STOCKHOLDERS' EQUITY

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

--------------------------------------------------------------------------------
(CONTINUED)

ARISTA INVESTORS CORP.
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

        In November 1987, the Company purchased 10,000 shares of Class A common stock at a cost of $26,740, which are being held in treasury.

        In June 1996, Kooper and the Company entered into an agreement under which the Company obtained an option to acquire the 47,400 shares of Class B common stock held by Kooper. The option was exercisable by a vote of the majority of Class A directors and the delivery to Kooper, at the Company's option, of either 47,400 shares of Class A common stock or cash equal to the fair market value of 47,400 shares of Class A common stock at the date of exercise plus the cancellation of his secured promissory note (see Note 4) upon payment by Kooper of all accrued but unpaid interest. The option would terminate upon Kooper's death.

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

        DIVIDENDS FROM ARISTA TO THE COMPANY DURING THE YEARS ENDED DECEMBER 31, 2000 AND 1999

        In February, 1999, Arista paid a dividend of $167,526 to the Company.

        As discussed in Note 3, on January 28, 1999, Arista returned capital of $2,492,000 to the Company.

        During 1999, Arista's Board authorized and the NYSID approved the payment of extraordinary dividends totaling $5,350,000 to the Company.

        PARTIAL LIQUIDATING DISTRIBUTION TO STOCKHOLDERS

        On May 28, 1999 the Company issued a partial liquidating distribution of $5,731,323, representing $2.23 per share to the stockholders of record on May 19, 1999.

        SECURITIES DELISTED

        As a result of the liquidating distribution to stockholders paid in May 1999, the Company's net tangible assets fell below the minimum required for continued listing of the Company's securities on the NASDAQ SmallCap Market. Effective March 30, 2000, the Company's securities were delisted from the NASDAQ SmallCap Market.


10. PENSION PLAN

        Effective July 1, 1999 the Company adopted a 401(k) Deferred Compensation Plan (the "Plan"). The Plan covers all employees who are at least 21 years of age with at least 6 months of service, who elect to participate. Participating employees contribute a percentage of their compensation, as defined, into the Plan, which is limited to an amount allowable under the Internal Revenue Code. The Company makes a matching contribution equal to 50% of employee contributions up to 6% of their contribution. The Company's contribution for the Plan years ended December 31, 2000 and 1999 was $48,433 and $21,872, respectively.

--------------------------------------------------------------------------------
(CONTINUED)

ARISTA INVESTORS CORP.
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------


11. INCOME TAXES

        The following is a reconciliation of the statutory U.S. Federal income tax rate to the effective tax rate as reflected in the accompanying consolidated statements of operations for continuing and discontinued operations:

                                                   2000                            1999                          1998
                                       ---------------------------     ----------------------------    -------------------------
                                                        Effective                       Effective                     Effective
                                         Amount          tax rate         Amount         tax rate         Amount       tax rate
                                       -----------     -----------     -----------      -----------    -----------   -----------
CONTINUING OPERATIONS:
  Income (loss) before income tax      $   242,211                     $   (10,525)                    $  (381,562)
                                       ===========                     ===========                     ===========
  Tax provision (benefit)
   at statutory rates                  $    82,352            34.0%    $    (3,579)           (34.0)%  $  (129,731)       (34.0)%
  State franchise and local taxes,
   net of federal benefit                   41,656            17.1%         30,621            291.0%       (13,577)        (3.6)%
                                       -----------     -----------     -----------      -----------    -----------   -----------

  Income tax provision (benefit)       $   124,008            51.1%    $    27,042            257.0%   $  (143,308)        (37.6)%
                                       -----------     -----------     -----------      -----------    -----------   -----------
DISCONTINUED OPERATIONS:
  Income (loss) before income tax      $        --                     $        --                     $ 1,094,918
                                       ===========                     ===========                     ===========
  Tax provision (benefit)
   at statutory rates                  $        --                     $        --                     $   372,272          34.0%
  State franchise and local taxes,
   net of federal benefit and
   deferred taxes                               --                              --                          51,597           4.7%
                                       -----------     -----------     -----------      -----------    -----------   -----------

  Income tax provision (benefit)                --              --              --               --        423,869          38.7%
                                       -----------     -----------     -----------      -----------    -----------   -----------

 Total tax provision                   $   124,008            51.1%    $    27,042            257.0%   $   280,561          39.3%
                                       ===========     ===========     ===========      ===========    ===========   ===========

        The provision (benefit) for income taxes consists of the following at December 31, 2000, 1999 and 1998:

                                    2000              1999             1998
                                 -----------      -----------      -----------
Currently payable (benefit):
  Federal                        $    66,071      $  (661,963)     $ 1,138,622
  State and local                     57,937          (70,305)         584,109
                                 -----------      -----------      -----------
                                     124,008         (732,268)       1,722,731
                                 -----------      -----------      -----------

Deferred tax asset:
  January 1,                              --         (778,578)      (1,055,081)
  December 31,                            --               --         (778,578)
                                 -----------      -----------      -----------
     Net change                           --          778,578          276,503
                                 -----------      -----------      -----------


--------------------------------------------------------------------------------
(CONTINUED)

ARISTA INVESTORS CORP.
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

                                             2000             1999            1998
                                          -----------     -----------      -----------
Deferred tax liability:
  January 1,                              $        --     $    19,268      $ 1,737,941
  December 31,                                     --              --           19,268
                                          -----------     -----------      -----------

     Net change                                    --         (19,268)      (1,718,673)
                                          -----------     -----------      -----------

     Net deferred tax effect                       --         759,310       (1,442,170)
                                          -----------     -----------      -----------
Total net income tax provision
   (benefit)                                  124,008          27,042          280,561

Tax provision (benefit) applicable to
 discontinued operations (Note 3)                  --              --          423,869
                                          -----------     -----------      -----------
Tax provision (benefit) applicable to
 continuing operations                    $   124,008     $    27,042      $  (143,308)
                                          ===========     ===========      ===========

        Temporary differences between financial statement amounts and tax amounts that gave rise to deferred tax assets and liabilities at December 31, 2000, 1999 and 1998 consisted of the following:

                                              2000          1999          1998
                                            ---------     ---------     --------
Deferred tax asset:
  Investment in securities                  $      --     $      --     $ 40,152
  Accounts payable and accrued expenses            --            --      738,426
                                            ---------     ---------     --------

     Total deferred tax asset                      --            --      778,578
                                            ---------     ---------     --------

Deferred tax liability:
  Claims liabilities                               --            --       19,268
                                            ---------     ---------     --------

     Total deferred tax liability                  --            --       19,268
                                            ---------     ---------     --------

     Net deferred tax asset (liability)     $      --     $      --     $759,310
                                            =========     =========     ========

--------------------------------------------------------------------------------
(CONTINUED)

ARISTA INVESTORS CORP.
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------


12. DISCONTINUED OPERATIONS

        As discussed in Note 2, in November 1998 the Company and Arista ceded its insurance business to The Guardian. The cession resulted in a gain of $838,171, net of income taxes of $530,719. The 1998 operating results have been restated to exclude the discontinued operations as follows:

                                                             Years Ended December 31,
                                                     -----------------------------------------
                                                        2000           1999           1998
                                                     ----------     ----------     -----------
Revenue (Notes 2, 3, 4, 13 and 16):
   Gross earned premiums                             $       --     $       --     $ 9,792,264
   Ceded earned premiums                                     --             --       4,630,632
                                                     ----------     ----------     -----------
      Net earned premiums                                    --             --       5,161,632
                                                     ----------     ----------     -----------
Expenses (Notes 2, 4 and 13):
   Underwriting:
    Gross claims incurred                                    --             --       4,889,920
    Ceded claims incurred                                    --             --       2,362,164
                                                     ----------     ----------     -----------
      Net claims incurred                                    --             --       2,527,756
                                                     ----------     ----------     -----------
    Gross commissions incurred                               --             --       2,273,006
    Ceded commissions incurred                               --             --       1,637,774
                                                     ----------     ----------     -----------
      Net commissions incurred (earned)                      --             --         635,232
                                                     ----------     ----------     -----------
      Total underwriting expenses                            --             --       3,162,988
   General and administrative expenses                       --             --       2,272,616
                                                     ----------     ----------     -----------
      Total expenses                                         --             --       5,435,604
                                                     ----------     ----------     -----------
      Income (loss) from discontinued operations
        before income tax provision (benefit)                --             --        (273,972)
Provision (benefit) for income taxes (Note 11):
  Income tax provision (benefit)                             --             --        (106,850)
                                                     ----------     ----------     -----------
      Income (loss) from discontinued operations     $       --     $       --     $  (167,122)
                                                     ==========     ==========     ===========

13. NET INCOME (LOSS) PER COMMON SHARE

        The following table reconciles the income (loss) and the weighted average shares used in the net income (loss) per common share calculation for the years ended December 31, 2000, 1999 and 1998, respectively.

                                            Net Income                  Per Share
                                              (Loss)        Shares        Amount
                                             ---------     ---------     --------
YEAR ENDED DECEMBER 31, 2000:
   Basic EPS                                 $ 118,203     2,570,100     $    .05
   Effects of dilutive securities:  None            --            --           --
                                             ---------     ---------     --------

   Diluted EPS                               $ 118,203     2,570,100     $    .05
                                             =========     =========     ========

--------------------------------------------------------------------------------
(CONTINUED)

ARISTA INVESTORS CORP.
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

                                            Net Income                  Per Share
                                             (Loss)         Shares        Amount
                                            ---------      ---------    ---------
YEAR ENDED DECEMBER 31, 1999:
  Basic EPS                                 $ (36,567)     2,587,875     $  (.01)
  Effects of dilutive securities:  None            --             --          --
                                            ---------      ---------     -------

  Diluted EPS                               $ (36,567)     2,587,875     $  (.01)
                                            =========      =========     =======
YEAR ENDED DECEMBER 31, 1998:
  Basic EPS                                 $ 432,795      2,617,500     $   .17
  Effects of dilutive securities:  None            --             --          --
                                            ---------      ---------     -------

  Diluted EPS                               $ 432,795      2,617,500     $   .17
                                            =========      =========     =======

14. REINSURANCE

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

        Effective March 1, 1996 Arista ceded its entire assumption reinsurance book of TDI to Hartford. Arista will receive a fee based on four percent (4%) of earned and collected premiums generated by this book of business for each of the next four years. At December 31, 2000 Arista estimated that it would receive approximately $58,475 under the agreement.

        From January 1, 1998 to June 30, 1998, Arista entered into a Quota-Share Reinsurance Treaty with The Guardian whereby Arista ceded by way of reinsurance a 50% participation in Arista's insurance business, both for policies in force as of January 1, 1998 and for business written or acquired on or after January 1, 1998.

15. INVESTMENTS

        Investments at December 31, 2000 and 1999 consisted of the following:

                                            2000         1999
                                          --------     --------

        Held-to-maturity securities       $     --     $175,112
        Available-for-sale securities           --           --
        Trading securities                      --           --
                                          --------     --------

                                          $     --     $175,112
                                          ========     ========


--------------------------------------------------------------------------------
(CONTINUED)

ARISTA INVESTORS CORP.
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

        The aggregate fair value, gross unrealized holding gains, losses, and amortized cost for held-to-maturity securities by major security type at December 31, 1999 are as follows:

                                         Held-to-maturity securities
                              --------------------------------------------------
                                              Gross        Gross
                              Amortized    Unrealized    Unrealized
                                 Cost         Gains        Losses     Fair Value
                              ---------    ----------    ----------   ----------
 DECEMBER 31, 1999:
   U.S. Treasury securities    $175,112      $    --      $   112       $175,000
                               --------      -------      -------       --------

                               $175,112      $    --      $   112       $175,000
                               ========      =======      =======       ========


        Additionally, pursuant to New York State insurance regulations, Arista maintains a mandatory trust fund with the Bank of New York containing U.S. Treasury securities with a carrying value of approximately $300,000 and $175,000 at December 31, 2000 and 1999, respectively, and short-term investments of $18,243 and $173,925 at December 31, 2000 and 1999, respectively. These financial instruments are classified as cash equivalents in the accompanying balance sheet (see Note 2).

                                INVESTMENT INCOME

        Net investment income for the years ended December 31, 2000, 1999 and 1998 consisted of the following:

                                                     2000         1999         1998
                                                   --------     --------     --------
INTEREST AND DIVIDENDS:
   Bonds and long-term investments                 $  2,638     $ 60,432     $152,794
   Short-term investments                            36,637       83,889      356,168
                                                   --------     --------     --------
        Total interest and dividends                 39,275      144,321      508,962

INTEREST ON NOTE RECEIVABLE FROM RELATED PARTY           --        8,206       34,894
                                                   --------     --------     --------
        Total investment income                    $ 39,275     $152,527     $543,856
                                                   ========     ========     ========

        Realized and unrealized gains and losses on investments for the years ended December 31, 2000, 1999 and 1998 consisted of the following:

                                                     2000         1999         1998
                                                   --------     --------     --------
REALIZED GAINS (LOSSES):

Held-to-maturity investments:
 U.S. Treasury securities                          $     --     $ 19,432     $     --
                                                   --------     --------     --------

     Total realized gains                                --       19,432           --
                                                   --------     --------     --------
Available-for-sale investments:
 Redeemable preferred securities                         --      (29,822)          --
 Equity securities                                       --          (20)          --
                                                   --------     --------     --------

     Total realized losses                               --      (29,842)          --
                                                   --------     --------     --------

Net investment losses                              $     --     $(10,410)    $     --
                                                   ========     ========     ========

--------------------------------------------------------------------------------
(CONTINUED)

ARISTA INVESTORS CORP.
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------


16. STATUTORY MATTERS

        The following is a reconciliation of Arista's net stockholder's equity and net income (loss) determined on the statutory basis of accounting required by insurance regulation to amounts of equity and net income (loss) included in the financial statements of Arista prepared on the basis of accounting principles generally accepted in the United States of America for each of the years ended December 31, 2000, 1999 and 1998:

                                                                2000             1999             1998
                                                             -----------      -----------      -----------
Capital and surplus reported for SAP purposes                $   703,031      $   716,849      $ 7,358,551
Add (deduct):
   Inclusion of non-admitted assets                              151,983          167,250        1,057,468
   Unrealized depreciation on marketable securities, net              --               --           11,613
   Other, net of tax                                                  --          (10,205)          (6,225)
   Prior period tax over accrual                                (202,293)        (203,295)         (92,687)
                                                             -----------      -----------      -----------
        Stockholder's equity reported in
          Arista's financial statements                      $   652,721      $   670,599      $ 8,328,720
                                                             ===========      ===========      ===========

 Net income (loss) reported for SAP purposes                 $   (29,085)     $   477,606      $ 2,865,411
 Add (deduct):
   Deferred costs, net of tax                                         --               --         (182,947)
   Other, net of tax                                              10,207               --         (145,306)
   Claims reserves, net of tax                                        --               --         (326,898)
   Realized gain on investments, net of tax                           --              192               --
   Income tax expense differences                                  1,000         (438,145)        (407,289)
                                                             -----------      -----------      -----------
        Net income (loss) reported in Arista's
          financial statements                               $   (17,878)     $    39,653      $ 1,802,971
                                                             ===========      ===========      ===========

        Arista was in compliance with the NYSID minimum statutory capital and surplus requirement at December 31, 2000, 1999 and 1998.

        Under the New York State Insurance Law, Arista may pay dividends only out of its statutory earned surplus. In addition, the maximum amount of dividends that may be paid in any twelve-month period without regulatory approval is the lesser of the adjusted net investment income or 10% of its surplus. Arista paid a dividend of $167,526 during 1999 (see Note 9).

        In March 1999, the NYSID approved an extraordinary cash dividend of $4,000,000, based on their review of Arista's filed December 31, 1998 Annual Statement, on the condition that there has been no event that has significantly impacted upon Arista's last reported surplus as regards policyholders. In March, 1999 and May, 1999 Arista paid extraordinary cash dividends of $3,000,000 and $1,000,000, respectively, to the Company (see Note 9).

        On April 29, 1999 and June 8, 1999 the NYSID approved extraordinary cash dividends of $1,200,000 and $150,000, respectively, based on their review of Arista's filed March 31, 1999 Quarterly Statement, on the condition that there has been no event that has significantly impacted upon Arista's last reported surplus as regards policyholders. In May 1999 and June 1999 Arista paid extraordinary cash dividends of $1,200,000 and $150,000, respectively, to the Company (see Note 9).

--------------------------------------------------------------------------------
(CONTINUED)

ARISTA INVESTORS CORP.
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------


17. INDUSTRY SEGMENTS

        Effective July 1, 1998, Arista ceded its insurance segment to The Guardian and discontinued sales of the Insurance effective November 11, 1998. The Company concurrently entered into a TPA Agreement with The Guardian, effective July 1, 1998. The Company also provides third party administrative services for other insurance companies (see Note 7). Arista was engaged principally in the business of writing disability insurance policies in New York State. Revenues and profit and loss by segment for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                         Discontinued        TPA
                                          Insurance         Service         Consolidated
                                           Segment          Segment             Total
                                         ------------     ------------      ------------
2000
   Revenues from outside customers       $         --     $  3,966,704      $  3,966,704
   Major customers                       $         --     $  3,823,295      $  3,823,295
   Income before income taxes            $         --     $    242,211      $    242,211

1999
   Revenues from outside customers       $         --     $  3,505,816      $  3,505,816
   Major customers                       $         --     $  3,429,398      $  3,429,398
   Loss before income taxes              $         --     $    (10,525)     $    (10,525)

1998
   Revenues from outside customers       $  9,792,264     $  1,483,080      $ 11,275,344
   Major customers                       $         --     $  1,406,732      $  1,406,732
   Income (loss) before income taxes     $  1,094,918     $   (381,562)     $    713,356

-------------------------------------------------------------------------------

18. MAJOR CUSTOMER

        For the years ended December 31, 2000, 1999 and 1998, third party administrative fees from The Guardian represented approximately 96%, 98% and 95%, respectively, of the Company's total revenues from continuing operations and 12% of the consolidated total revenues from continuing and discontinued segments in 1998 (see Note 17).


19. YEAR 2000

        The Company has completed the conversion and testing of its computer systems and applications and determined them to be year 2000 compliant. Total cost associated with the Year 2000 Compliant Project aggregated $21,500. All costs associated with these system changes were charged against income in the period incurred.

--------------------------------------------------------------------------------
(CONTINUED)

ARISTA INVESTORS CORP.
-------------------------------------------------------------------------------

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
BALANCE SHEETS

-------------------------------------------------------------------------------

                                                              December 31,
                                                       -------------------------
                                                          2000           1999
                                                       ----------     ----------
ASSETS

Investment in subsidiaries                             $  737,244     $  757,290
Cash and equivalents                                       75,119          5,229
Receivable under TPA service agreements                   596,012      1,074,139
Due from related party                                    299,484        415,411
Prepaid expenses and other assets                         288,780        252,765
Furniture and equipment - net                              28,024         44,849
Deferred tax asset                                        993,120      1,084,360
                                                       ----------     ----------

        Total assets                                   $3,017,783     $3,634,043
                                                       ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities:
   Accounts payable and accrued expenses               $  469,405     $  561,321
   Payable to related party                               200,000        800,000
   Due to subsidiaries, net                             1,341,803      1,384,350
                                                       ----------     ----------

        Total liabilities                               2,011,208      2,745,671

 Stockholders' equity                                   1,006,575        888,372
                                                       ----------     ----------

        Total liabilities and stockholders' equity     $3,017,783     $3,634,043
                                                       ==========     ==========

STATEMENTS OF OPERATIONS

                                                                 Years Ended December 31,
                                                      ---------------------------------------------
                                                         2000             1999             1998
                                                      -----------      -----------      -----------
Revenue:
   Third party administrative services                $ 3,966,039      $ 3,496,066      $ 1,283,664
   Investment income                                       16,016           41,784           42,893
                                                      -----------      -----------      -----------
                                                        3,982,055        3,537,850        1,326,557
Expenses:
   General and administrative expenses                  3,708,606        3,619,519        3,349,409
                                                      -----------      -----------      -----------
      Income (loss) from operations before income
        tax benefits and equity in net
        income (loss) of subsidiaries                     273,449          (81,669)      (2,022,852)
Income tax expense (benefits)                             135,200           (4,449)        (741,691)
                                                      -----------      -----------      -----------
      Income (loss) from operations before equity
        in net income (loss) of subsidiaries              138,249          (77,220)      (1,281,161)
Equity in net income (loss) of subsidiaries               (20,046)          39,653        1,713,956
                                                      -----------      -----------      -----------

      Net income (loss)                               $   118,203      $   (37,567)     $   432,795
                                                      ===========      ===========      ===========

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Arista Investors Corp. as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000.


--------------------------------------------------------------------------------
(CONTINUED)

ARISTA INVESTORS CORP.
-------------------------------------------------------------------------------

SCHEDULE I (CONTINUED)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY) STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------

                                                                     Years Ended December 31,
                                                          ---------------------------------------------
                                                             2000             1999             1998
                                                          -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                      $   118,203      $   (37,567)     $   432,795
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
    Depreciation                                               19,905           39,340           24,679
    Equity in net income (loss) of subsidiaries                20,046          (39,653)      (1,713,956)
    Amortization of deferred acquisition costs                 38,460           19,230               --
    Increase (decrease) in assets and liabilities:
      Receivable from third party administration              478,127         (325,342)        (748,797)
      Due to subsidiaries                                     (42,547)      (2,295,004)       2,190,459
      Due from related party                                  115,927         (189,826)         (67,055)
      Prepaid expenses and other assets                       (74,475)        (113,742)        (129,691)
      Deferred tax asset                                       91,240          (17,526)        (328,785)
      Accounts payable and accrued expenses                   (91,916)         689,390         (623,231)
      Payable to related party                               (600,000)      (1,056,277)       1,856,277
                                                          -----------      -----------      -----------
        Net cash provided by (used in)
          operating activities                                 72,970       (3,326,977)         892,695
                                                          -----------      -----------      -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Furniture and equipment acquired                            (3,080)          (8,482)        (100,386)
                                                          -----------      -----------      -----------

        Net cash used in investing activities                  (3,080)          (8,482)        (100,386)
                                                          -----------      -----------      -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Acquisition of Convertible Class B common stock                 --         (146,347)              --
   Dividend from subsidiary                                        --        5,517,526          168,267
   Return of capital from subsidiary                               --        2,492,000               --
   Partial liquidating distribution                                --       (5,731,323)              --
                                                          -----------      -----------      -----------

        Net cash provided by financing activities                  --        2,131,856          168,267
                                                          -----------      -----------      -----------

        Increase (decrease) in cash and equivalents            69,890       (1,203,603)         960,576

 CASH AND EQUIVALENTS:
   Beginning of year                                            5,229        1,208,832          248,256
                                                          -----------      -----------      -----------

   End of year                                            $    75,119      $     5,229      $ 1,208,832
                                                          ===========      ===========      ===========


--------------------------------------------------------------------------------
(CONTINUED)

ARISTA INVESTORS CORP.
-------------------------------------------------------------------------------

SCHEDULE I (CONTINUED)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY) STATEMENTS OF CASH FLOWS (CONTINUED)

-------------------------------------------------------------------------------

                                                                     Years Ended December 31,
                                                              --------------------------------------
                                                                2000          1999           1998
                                                              ---------     ---------      ---------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid during the year for:
    Income taxes                                              $  32,479     $  23,855      $  26,380
                                                              =========     =========      =========

    Interest                                                  $  22,817     $  59,082      $      --
                                                              =========     =========      =========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
   The Company canceled a note and acquired Convertible
     Class B common stock as follows:
       Cancellation of secured promissory note receivable     $      --     $ 500,000      $      --
       Acquisition of Convertible Class B common stock               --      (646,437)            --
                                                              ---------     ---------      ---------

          Cash paid                                           $      --     $(146,437)     $      --
                                                              =========     =========      =========

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Arista Investors Corp. as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000.



--------------------------------------------------------------------------------
(CONTINUED)

ARISTA INVESTORS CORP.
-------------------------------------------------------------------------------

SCHEDULE I (CONTINUED)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY) NOTES TO CONDENSED FINANCIAL INFORMATION

December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

        Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Information of the Registrant does not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America. It is therefore suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report as referenced in Form 10-K, Part II, Item 8, pages F-1 to F-26.


2.  CASH DIVIDENDS FROM SUBSIDIARY

        On January 28, 1999 Arista returned capital of $2,492,000 as authorized by Arista's Board of Directors and approved by the NYSID.

        Arista paid dividends to the Company in the amount of $167,526 in February 1999. Also during 1999 Arista's Board authorized and the NYSID approved the payment of extraordinary dividends totaling $5,350,000 to the Company.


3.  PARTIAL LIQUIDATING DISTRIBUTION TO STOCKHOLDERS

        On May 28, 1999 the Company issued a partial liquidating distribution of $2.23 per share to the stockholders of record on May 19, 1999. The partial liquidation distribution paid aggregated $5,731,323.





-------------------------------------------------------------------------------

SEE INDEPENDENT AUDITORS' REPORT.

ARISTA INVESTORS CORP.
-------------------------------------------------------------------------------

SCHEDULE II
SUPPLEMENTAL SEGMENT INFORMATION

Years Ended December 31, 2000 and 1999
-------------------------------------------------------------------------------


Years Ended December 31, 2000 and 1999
------------------------------------------------------------------------------


                               Future
                               Policy                                                                 Amortiz-
                              Benefits,                Other                              Benefits,    ation
                               Losses,                 Policy                               Claims,      of
                               Claims                  Claims                               Losses    Deferred
                  Deferred       and                    and                     Net          and       Policy      Other
                   Policy       Loss      Unearned    Benefits    Premium    Investment   Settlement Acquisition  Operating Premiums
       Segment   cquisition   Expenses    Premiums     Payable    Revenue      Income     Expenses     Costs      Expenses   Written
       Column A   Column B    Column C    Column D    Column E    Column F    Column G    Column H    Column I    Column J  Column K
                 ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ---------- --------
ALA 2000
 Disability
   insurance     $       --  $       --  $       --  $       --  $       --  $       --  $       --  $       --  $       --  $   --

 Property and
   casualty              --          --          --          --          --          --          --          --          --      --

 Third-party
  administrative
  service                --          --          --          --   3,966,704      39,275          --          --   3,773,390      --
                 ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ------
                 $       --  $       --  $       --  $       --  $3,966,704  $   39,275  $       --  $       --  $3,773,390  $   --
                 ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========  ======
ALA 1999
 Disability
   insurance     $       --  $       --  $       --  $       --  $       --  $       --  $       --  $       --  $       --  $   --

 Property and
   casualty              --          --          --          --          --          --          --          --          --      --

 Third-party
  administrative
  service                --          --          --          --   3,505,816     142,117          --          --   3,669,298      --
                 ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ------
                 $       --  $       --  $       --  $       --  $3,505,816  $  142,117  $       --  $       --  $3,669,298  $   --
                 ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========  ======



--------------------------------------------------------------------------------

SEE INDEPENDENT AUDITORS' REPORT.