Form 10-K405/A
period 2000-12-31
ARISTA INVESTORS CORP
filed 2001-04-30
CIK 799902

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended..................December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ___________.

                         Commission File Number 0-16520

                             ARISTA INVESTORS CORP.
                             ----------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                 13-2957684
  ----------------------------           ------------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

    116 John Street, New York, New York                  10038
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (212) 964-2150
                                                     ------------------

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

         Yes:   X                                   No:
              -----                                     ------

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names of the directors, executive officers, their ages, positions with the Registrant and Arista, and tenure as directors of the Registrant, are set forth below:


                                                                                                    DIRECTOR OF THE
NAME                                 AGE      POSITION                                              REGISTRANT SINCE
------------------------------  ------------ --------------------------------------------------    ------------------
Bernard Kooper                        75      Chairman of the Boards of Directors of the                  1978
                                              Registrant and Arista

Stanley S. Mandel                     66      President and Director of the Registrant and                1983
                                              Arista

Susan J. Hall                         57      Senior Vice President, Treasurer and Secretary               --
                                              of the Registrant and Arista, and Controller
                                              and Director of Arista

Peter J. Norton                       56      Vice President of the Registrant and a Director              --
                                              of Arista

Louis H. Saltzman                     49      Director of the Registrant and Arista                       1981

Daniel Glassman                       72      Director of the Registrant and Arista                       1994

Michael B. Krasner                    60      Director of the Registrant and Arista                       1999

------------------------------

         BERNARD KOOPER has served as Chairman of the Board of Directors of the Registrant since its inception and Chairman of the Board of Directors of Arista since June 1986. Mr. Kooper served as President of the Registrant from its inception to November 12, 1998, the closing date of the transactions (the "Transaction") emanating from the Assumption Reinsurance Agreement, dated September 23, 1998 (the "Treaty"), between the Registrant, Arista and The Guardian Life Insurance Company of America ("The Guardian") and the Administrative Services Agreement, dated September 23, 1998 (the "TPA Agreement"), between the Registrant and The Guardian. Since 1971, he has served as President and has been the sole stockholder of Bernard Kooper Life Agency, Inc. and Bernard Kooper Associates, Inc., life and accident and health general agents in New York, New York. From 1968 through December 2000, Mr. Kooper has also served as Vice President and has been a principal stockholder of Fischman-Kooper, Inc., a multi-line insurance agency located in Roslyn Heights, New York. Mr. Kooper is the former father-in-law of Louis H. Saltzman.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Exchange Act requires the Registrant's directors and executive officers, and persons who beneficially own more than ten percent of the Registrant's common stock (the "Ten Percent Stockholders") to file with the Securities and Exchange Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Form 4 or Form 5. Executive officers, directors, and Ten Percent Stockholders are required to furnish the Registrant with copies of such Forms. Based solely on a review of such Forms furnished to the Registrant, the Registrant believes that during the year ended December 31, 2000, the Registrant's executive officers, directors, and Ten Percent Stockholders complied with all applicable Section 16(a) filing requirements.


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

                           SUMMARY COMPENSATION TABLE


                                                                                Long-Term Compensation
                                                                          ----------------------------------
                                           Annual Compensation                    Awards             Payouts
                                   -----------------------------------    ------------------------   -------
                                                                                       Securities
                                                          Other Annual    Restricted   Underlying      LTIP       All Other
 Name and Principal                              Bonus    Compensation      Stock       Options/     Payouts    Compensation
      Position            Year     Salary($)      ($)          ($)        Awards ($)    SARs (#)       ($)         ($) (4)
      --------            ----     ---------      ---          ---        ----------    --------       ---         -------
Bernard Kooper -          1998        150,000        -0-          -0-        -0-          -0-          -0-          35,950
Chairman of the
Boards of Directors of    1999         15,625     35,000       21,125        -0-          -0-          -0-         897,706
the Registrant and
Arista (1)(4)(5)          2000            -0-        -0-       55,875(6)     -0-          -0-          -0-             -0-

Stanley S. Mandel -       1998        231,519        -0-       25,692(7)     -0-          -0-          -0-          28,363
President and a
Director of the           1999        201,010     70,000       52,846(7)(8)  -0-          -0-          -0-         303,107
Registrant and Arista
(2)(3)(4)(5)              2000        150,000     35,000       50,000(8)     -0-          -0-          -0-         619,200(9)(10)

Susan J. Hall - Senior    1998         90,316        -0-       31,201(7)     -0-          -0-          -0-             -0-
Vice President,
Treasurer and
Secretary of the          1999         90,316     24,500        4,160(7)     -0-          -0-          -0-          14,928
Registrant and Arista
and a Director of
Arista                    2000         99,150        -0-          -0-        -0-          -0-          -0-           2,725(9)

Peter J. Norton- Vice     1998        125,000        -0-       19,215(7)     -0-          -0-          -0-           9,600
President of the
Registrant                1999        125,000     18,500        4,808(7)     -0-          -0-          -0-          11,198
and Arista and a
Director of Arista(11)    2000        125,000        -0-       12,019(7)     -0-          -0-          -0-          13,350(9)

------------------------------------

(1) Effective February 1993, the Registrant entered into an employment agreement with Mr. Kooper which provided Mr. Kooper with a base salary of $150,000 per annum (the "Kooper Employment Agreement"). The Kooper Employment Agreement obliged Mr. Kooper to devote such time as he deemed necessary to perform his duties on behalf of the Registrant (but in no event less than 120 days per year). Mr. Kooper devoted and continues to devote a substantial amount of his time to the activities of Bernard Kooper Life Agency Inc., Bernard Kooper Associates, Inc., Fischman-Kooper, Inc. (through December 2000) and other business activities during the year. In July 1994, the Kooper Employment Agreement was amended to, among other things, extend Mr. Kooper's term of employment for an additional three year period, expiring in February 2001. Effective December 10, 1998, the Kooper Employment Agreement was terminated. See Footnote (5) below.

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

(3) Effective on the closing date of the Transaction, the Registrant entered into a new employment agreement with Mr. Mandel (the "Mandel Investors Employment Agreement") pursuant to which Mr. Mandel is employed as President of the Registrant for a period ending on the later to occur of (i) the second anniversary of the effective date (as that term is defined in the Mandel Investors Employment Agreement) or (ii) the termination date of the TPA Agreement (the "Employment Period"), renewable for an additional period of not more than three years. Pursuant to the Mandel Investors Employment Agreement, Mr. Mandel received through September 30, 1999 a salary of $185,000 per annum, an annual bonus equal to 8% of the Registrant's annual earnings before income taxes and extraordinary or non-recurring items from third party administration operations for such bonus period and a nonaccountable expense allowance equal to $5,000 per annum. The Mandel Investors Employment Agreement may be terminated upon Mr. Mandel's death or disability, with or without "Cause," the occurrence of a "Change of Control" (as those terms are defined in the Mandel Investors Employment Agreement) and the termination of the TPA Agreement. Pursuant to the Mandel Investors Employment Agreement, in the event of a "Change of Control," the Registrant or the successor or surviving corporation, as the case may be, may terminate, assign or assume the Mandel Investors Employment Agreement, provided, however, that any such entity pays Mr. Mandel a sum equal to $370,000. Pursuant to the Mandel Investors Employment Agreement, Mr. Mandel has agreed not to engage in any "Competitive Activity" (as defined in the Mandel Investors Employment Agreement) during the Employment Period and up to a period of one year thereafter, provided, Mr. Mandel is paid a sum equal to $185,000 in twelve equal monthly installments, commencing with the month subsequent to such termination.

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

(4) Each of the Kooper Employment Agreement and Mandel Employment Agreement were amended in July 1994 to provide for a split-dollar insurance policy in the amount of $1,000,000 and $205,000, respectively. Under these agreements, the Registrant and Arista paid the premiums on these policies on behalf of Mr. Kooper and Mr. Mandel for a period of time specified in each agreement. The premium payments are treated as loans to both Mr. Kooper and Mr. Mandel and are collateralized by the underlying policy cash values. For the year ended December 31, 2000, loans aggregating $292,947 and $151,983 were made to Mr. Kooper and Mr. Mandel, respectively. The policies also provide that in the event that Mr. Kooper or Mr. Mandel shall be living on February 16, 2001, each of them will be entitled to a lump sum retirement benefit equal to the amount of premiums paid by the Registrant or Arista, attributable to the cumulative increase in the cash surrender value of the policies during the period ending February 2001. Pursuant to the Kooper Employment Agreement and the Mandel Employment Agreement, the Registrant and Arista were obligated to make lump sum payments on behalf of Mr. Kooper and Mr. Mandel sufficient to render their respective policies "paid up" upon (i) their death (if they predecease their spouse), (ii) one year from a physical or mental disability or (iii) a merger, consolidation, or sale of all or substantially all of the assets of the Registrant or Arista, unless their employment has been terminated for "Cause" (as defined in the employment agreements). Effective upon the termination of the Kooper Employment Agreement and Mandel Employment
Agreement on December 10, 1998, each of Mr. Kooper and Mr. Mandel agreed to defer having the Company pay such premiums to render the foregoing policies "paid up" and also to receive the lump sum payouts as discussed in Footnote
(5) below, provided, however, that such lump sum payouts bore interest monthly at the applicable federal short term rate as provided in Section
1274(d) of the Internal Revenue Code of 1986, as amended, and the Company agreed to make such payments within ten days after the payment by Arista of a special dividend or special dividends to the Registrant, approved by the Department, in an aggregate amount equal to or greater than $8.4 million (the "Investors Dividend"). On April 17, 2000, the Registrant paid $70,518 in premiums to cause the policy owned by Mr. Kooper to be "paid-up", and on November 19, 1999, Arista paid $78,133, in premiums, to cause the policy owned by Mr. Mandel to be "paid up."

(5) The Kooper Employment Agreement and the Mandel Employment Agreement provided that in the event of a consolidation, merger, or sale of all or substantially all of the assets of the Registrant or Arista, such employment agreements may be terminated, and upon such termination, Mr. Kooper and/or Mr. Mandel, respectively, would be entitled to receive a lump sum payout. The payout was to be the maximum amount that would not trigger the excise tax payable in the event of an "excess parachute payment" as such term is defined in the Internal Revenue Code of 1986, as amended. Effective December 10, 1998, the Kooper Employment Agreement and the Mandel Employment Agreement were terminated, and Mr. Kooper and Mr. Mandel became entitled to receive payments of $861,658 and $994,619, respectively. The Registrant was required to pay such amounts to Messrs. Kooper and Mandel within ten days after the payment of the Investors Dividend. On May 13, 1999, the Company made the lump sum payout to Mr. Kooper in the amount of $861,658, and on November 22, 1999, the Registrant made a partial lump sum payout to Mr. Mandel in the amount of $194,619. During fiscal 2000, the Registrant made a total of seven partial lump sum payouts to Mr. Mandel in the amount of $600,000 in the aggregate. For the year ended December 31, 1999, Mr. Kooper received $16,723 of interest on the outstanding balance of the lump sum payout and Mr. Mandel received $41,657 of interest on the outstanding balance of the lump sum payout, and for the year ended December 31, 2000, Mr. Mandel received $21,183 of interest on the outstanding balance of the lump sum payout.

(6)      Includes directors fees of $13,875 and consulting fees of $42,000.

(7)      Amount realized upon sale of unused vacation time.

(8) During 1999, the Board of Directors authorized the forgiveness of indebtedness of Mr. Mandel's existing $200,000 salary advance, at the rate of $50,000 in each calendar year for the calendar years ending December 31, 1999, 2000, 2001, and 2002.

(9) Other compensation included in fiscal 2000: (a) insurance premiums paid in fiscal 2000 by, or on behalf of, the Registrant with respect to a certain split dollar life insurance policy for Bernard Kooper: $70,518; (b) Stanley S. Mandel also received automobile expenses of $9,000 and a nonaccountable expense allowance of $5,000; (c) Peter Norton received a car allowance of $6,000 and a nonaccountable expense allowance of $3,600; (d) includes 401(k) matching contributions by Registrant as follows: (i) Stanley Mandel, $5,200, (ii) Susan Hall, $2,725, and (iii) Peter Norton, $3,750.

(10) Includes a partial lump sum payout of $600,000 as discussed in Footnotes (4) and (5).

(11) Effective February 1, 1999, Mr. Norton's employment agreement, dated July 1, 1994, with Arista was assigned to the Registrant pursuant to which Mr. Norton serves as Vice President of the Registrant (the "Norton Employment Agreement"). Pursuant to the Norton Employment Agreement, Mr. Norton (a) received an annual base salary equal to $125,000 per year, (b) was entitled to
(i) receive an annual bonus, as may be determined by the Board of Directors,
(ii) be reimbursed for automobile expenses in the sum of $6,000 per year and (c) receive a nonaccountable expense allowance equal to $3,600 for each twelve month period falling within the employment period. The Norton Employment Agreement may be terminated in the case of the death or disability of Mr. Norton or with or without "Cause" (as defined in the Norton Employment Agreement). Pursuant to the Norton Employment Agreement, Mr. Norton had agreed not to engage in any "Competitive Activity" (as defined in the Norton Employment Agreement) during the Employment Period and up to a period of one year thereafter, provided, Mr. Norton was paid a sum equal to $75,000 in twelve equal monthly installments, commencing the month subsequent to such termination. Effective July 1, 1999, the Norton Employment Agreement was amended to extend the term of the agreement to December 31, 2000, under the same terms and conditions. Although the Norton Employment Agreement expired on December 31 2000, Mr. Norton continues to serve as Vice President of the Registrant.

STOCK OPTIONS

         There were no options granted or awards of restricted stock during the year ended December 31, 2000 and there were no warrants or options exercised by any of the Named Executive Officers during the year ended December 31, 2000.

                            COMPENSATION OF DIRECTORS

         Directors of the Registrant are generally to be elected annually. Prior to October 1, 1999, Directors of the Registrant and Arista who were not full-time employees of the Registrant or Arista were paid $1,125 per quarter for each Board on which the member served. Since October 1, 1999, Directors of the Registrant and Arista who are not full-time employees of the Registrant or Arista, are paid in the aggregate $3,750 per quarter to serve on the Boards of the Registrant and Arista, and were paid $1,125 per quarter if such member served only on the Board of Arista. Directors of Arista who are not full-time employees of the Registrant or Arista received $250 for each Directors' meeting actually attended and $250 for each committee meeting actually attended. Effective July 1, 2000, Directors of Arista who are not full-time employees of the Registrant or Arista, and serve only on the Board of Arista receive $125 per quarter, and $100 for each Director's meeting and/or committee meeting actually attended. No attendance fee for a committee meeting is paid if a Directors' meeting is held on the same day.

         In August, 1999, the Board of Directors of the Registrant engaged Mr. Kooper, the Chairman of the Boards of Directors of the Registrant and Arista, to perform consulting services for the Registrant. In consideration for such consulting services, Mr. Kooper is paid $3,000 per month. Mr. Kooper received $42,000 in 2000.

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

         In July 1993, Arista entered into an agreement with Richard Greenwald for specified services to be performed for a fee of $500 per week. Mr. Greenwald became a Director of Arista in October 1994. Arista or the Registrant paid, $25,000 in 1998 and $2,500 in 1999 under this Agreement. As a result of the Transaction, such agreement between Arista and Mr. Greenwald may be terminated, effective as of January 31, 1999. See "Item 13 - Certain Transactions."


                    EMPLOYMENT CONTRACTS AND TERMINATIONS OF
                  EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         The Registrant's employment agreements with Mr. Bernard Kooper, Mr. Stanley S. Mandel and Mr. Peter J. Norton are described in the footnotes to the Summary Compensation Table on pages 4, 5, 6 and 7 of this Part III.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         For the year ended December 31, 2000, the Compensation Committee consisted of the entire Board of Directors.

         Mr. Fischman, a former Vice President and Director of the Registrant, and a former Director of Arista, is a principal shareholder of Fischman-Kooper, Inc., an insurance broker. Mr. Kooper, a former President of the Registrant and the current Chairman of the Boards of Directors of the Registrant and Arista, owns Bernard Kooper Life Agency, Inc., a general agent of Arista. Mr. Kooper was a principal shareholder of Fischman-Kooper, Inc. through December 2000. During the calendar years 1998, 1999 and 2000, Arista and/or the Registrant paid approximately $156,000, $177,200 and $153,800 respectively, in gross commissions to Bernard Kooper Life Agency, Inc. Of these amounts, Bernard Kooper Life Agency, Inc. paid approximately $113,000 in 1998, $133,000 in 1999 and $114,000
in 2000 to brokers, including approximately, $15,000 in 1998, $19,000 in 1999 and $13,000 in 2000 to members of the Board of Directors of Arista who are licensed insurance brokers. Furthermore, the commissions paid to director/brokers include payments to Fischman-Kooper, Inc. of approximately $16,000 in 1998 and 1999 and $10,000 in 2000, and payments to Louis D. Krasner, Inc. of approximately $4,000 in 1998 and $3,000 in 1999 and 2000. Michael B. Krasner, a Director of the Registrant and Arista, is the President of Louis D. Krasner, Inc. Bernard Kooper Life Agency, Inc., Fischman-Kooper, Inc. and Louis
D. Krasner, Inc. were compensated on the same basis as Arista's other general agents and brokers.

         In addition to the commissions described in the preceding paragraph, members of the Board of Directors of the Registrant and Arista received commissions paid by third parties of approximately $24,000 in 1998, $9,000 in 1999 and $10,000 in 2000 for the placement of the Registrant's or Arista's life and health insurance coverage, directors' and officers' liability insurance and fidelity bond and casualty insurance coverage with other insurers. Furthermore, such commissions paid to director/brokers include approximately $14,000 in 1998 paid to Noah Fischman for the placement of the Registrant's or Arista's life, health and long-term disability insurance coverages with other insurers; approximately $9,000 in 1998, $8,000 in 1999 and $9,000 in 2000 paid to Louis D. Krasner, Inc. for directors' and officers' liability insurance, fidelity bond and casualty insurance coverages; and approximately $1,000 in each of 1998, 1999 and 2000, paid to Louis H. Saltzman for life insurance coverages.

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

ITEM 12. PRINCIPAL STOCKHOLDERS; SHARES HELD BY MANAGEMENT

         On April 25, 2001, the Registrant had 2,570,100 Class A Common Shares (excluding 10,000 shares of treasury stock) issued and outstanding. The following table sets forth the number of shares of the Registrant's common stock owned as of April 25, 2001 by (i) owners of more than 5% of the Registrant's outstanding common stock, (ii) each director of the Registrant, (iii) each of the Named Executives, and (iv) all executive officers and directors of the Registrant as a group. Except as otherwise indicated, each person or entity named in the table has sole investment power and sole voting power with respect to the shares of the Registrant's common stock set forth opposite his or her name.


                                                    Number of Shares of Class A       Percentage of Ownership
                                                      and Class B Common Stock           of Class A Common
      Name and Address of Beneficial Owner               Beneficially Owned              Stock Outstanding
      ------------------------------------               ------------------              -----------------
Bernard Kooper, Chairman of                                  525,200                           20.4%
the Boards of Directors of
the Registrant and Arista (2)(4)
116 John Street
New York, New York  10038

Stanley S. Mandel, President and                             105,400                            4.1%
Director of the Registrant
and Arista (3)(5)
116 John Street
New York, New York  10038

Susan J. Hall -                                                1,100                             *
Senior Vice President,
Treasurer and Secretary of
the Registrant and Arista,
and Controller and Director
of Arista
116 John Street
New York, New York 10038

Peter J. Norton, Vice President                                  -                               -
of the Registrant and Arista and
Director of Arista
116 John Street
New York, New York 10038

Louis H. Saltzman                                             15,000                             *
Director of the Registrant
and Arista (4)
1205 Northern Boulevard
Manhasset, New York 11030

Daniel Glassman, Director of the                              38,600                            1.5%
Registrant and Arista
17160 Cassava Way
Boca Raton, Florida 33487



                                                    Number of Shares of Class A       Percentage of Ownership
                                                      and Class B Common Stock           of Class A Common
      Name and Address of Beneficial Owner               Beneficially Owned              Stock Outstanding
      ------------------------------------               ------------------              -----------------
Michael B. Krasner, Director of the                           29,800                            1.2%
Registrant and Arista
371 Merrick Road
Rockville Centre, New York 11570

Keith E. Mandel, M.D.(5)                                     178,400                            6.9%
99 Pond Avenue
Brookline, Massachusetts 02445

Old Lyme Holding Corporation(6)                              205,000                            8.0%
122 East 42nd Street
New York, New York 10168

A.F. Hovey (7)                                               201,700                            7.9%
1724 Plaza 600 Building
600 Stewart Street
Seattle, Washington 98101-1219

Helmut N. Friedlander (8)                                    190,000                            7.4%
60 East 42nd Street
Suite 3820
New York, New York 10165

All officers and directors                                   715,100                           27.8%
as a group (7 persons)
(2)(3)(4)(5)(6)

------------------------------------
--
* Less than 1%.

(1)      Based upon 2,570,100 shares of Class A Common Stock outstanding.

(2) Includes 30,400 shares of Class A Common Stock owned by Arlyne Kooper, wife of Bernard Kooper.

(3) Includes shares of Class A Common Stock held individually by Stanley S. Mandel and in the various retirement accounts of Stanley S. Mandel and Joy Mandel, wife of Stanley S. Mandel.

(4) Includes 15,000 shares of Class A Common Stock. Does not include 55,000 shares of Class A Common Stock owned by his former wife, Wendy Saltzman. Bernard Kooper is the former father-in-law of Louis Saltzman and the father of Wendy Saltzman. Each disclaims beneficial ownership of the securities of the Registrant owned by the other.

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

(7) According to the Schedule 13D, Amendment No. 1, dated December 31, 1999, filed by Anthony F. Hovey.

(8) According to the Schedule 13G, Amendment No. 3, dated December 31, 2000, filed by Helmut N. Friedlander on behalf of himself and certain reporting persons.


ITEM 13. CERTAIN TRANSACTIONS

         In August, 1999, the Board of Directors of the Registrant engaged Mr. Kooper, the Chairman of the Boards of Directors of the Registrant and Arista, to perform consulting services for the Registrant. In consideration for such consulting services, Mr. Kooper is paid $3,000 per month. Mr. Kooper received $6,000 in 1999 and $42,000 in 2000.

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

         In July 1993, the Company entered into an agreement with Richard Greenwald for specified services to be performed for a fee of $500 per week. Pursuant to such agreement, Mr. Greenwald provided consulting services with respect to proposed transactions and related activities of Arista, including, but not limited to, identifying available books of business and negotiating the terms of such acquisitions. Mr. Greenwald became a Director of Arista in October 1994. Arista or the Registrant paid under this agreement $25,000 in 1998 and $2,500 in 1999. Subsequent to the Transaction, such agreement between Arista and Mr. Greenwald was terminated, effective as of January 31, 1999.

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

     (a)(1) AND (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.


                                                                                        Page
                                                                                        ----
                      I.   Financial Statements of the Registrant                        F-1

                      II.  Financial Statement Schedules

                           A.       Schedule I - Condensed Financial
                                    Information of Registrant                            S-1

                           B.       Schedule II - Supplemental Segment                   S-5
                                    Information


Exhibit No.  (a)(3) Exhibits.
-----------  ----------------

 3.1            --   Certificate of Incorporation of the Company (1)
 3.2            --   By-Laws of the Company (1)
 4.2            --   Form of Class A Common Stock Certificate (1)
 4.5            --   Form of Class B Common Stock Certificate (1)
10.4            --   Incentive Stock Option Plan 1985, as supplemented (1)
10.5            --   Incentive Stock Option Plan 1986 (1)
10.6            --   Non-qualified Stock Option issued to Stanley S. Mandel (1)
10.7            --   Warrant issued to Bernard Kooper (1)
10.8            --   Lease between the Company and Hacienda Intercontinental
                     Realty, N.V. (1)
10.8.1          --   Lease dated November 29, 1990 between the Company
                     and Hacienda Intercontinental Realty, N.V. (2)
10.8.2          --   Letter dated December 7, 1992 from Williamson,
                     Picket & Gross, Inc. addressed to the Company,
                     incorporated by reference to Exhibit 10.8.2 to
                     the Company's Form 10-K for the year ended
                     December 31, 1992
10.9            --   Sublease between the Company and Arista (1)
10.9.1          --   Sublease dated January 1, 1991, between the Company and
                     Arista (2)
10.11           --   Reinsurance Agreement with NRG Reinsurance
                     Company, as amended (1)
10.11.1         --   Amendment to Reinsurance Agreement with NRG Reinsurance
                     Company, dated July 16, 1990 (2)
10.11.2         --   Reinsurance Agreement with NRG Reinsurance Company, dated
                     January 29, 1993, incorporated by reference to
                     Exhibit 10.11.2 to the Company's Form 10-K for the year
                     ended December 31, 1992
10.11.3         --   Reinsurance Agreement with NRG America Life Reassurance
                     Corporation, effective October 1, 1993, incorporated by reference to Exhibit 10.11.3 to the Company's 10-K for the year ended December 31, 1993

Exhibit No.
-----------

10.12           --   Agreement for Statutory Disability Benefits General
                     Agents (1)
10.12(a)        --   Rider to Statutory Disability Benefits General Agents
                     Agreement (1)
10.14           --   Lease of Additional Space (Room 1101) between the Company
                     and Hacienda Intercontinental Realty, N.V.(1)
10.15           --   Agreement between Arista Insurance Company and American
                     International Life Assurance Company of New York (1)
10.16           --   Sublease (Room 1101) between the Company and Arista (1)
10.17           --   Lease of Additional Space (Room 1201) between the Company
                     and Hacienda Intercontinental Realty, N.V. (1)
10.18           --   Sublease (Room 1201) between the Company and Arista,
                     incorporated by reference to Exhibit No. 1 to the Company's
                     10-K for the year ended December 31, 1988
10.19           --   Agreement between Arista and First International Life
                     Insurance Company, incorporated by reference to
                     Exhibit No. 2 to the Company's 10-K for the year ended
                     December 31, 1988.
10.21           --   Statutory Disability Benefits Administration Agreement
                     Effective as of October 1, 1991, between Arista and The
                     North Atlantic Life Insurance Company, incorporated by
                     reference to Exhibit 10.21 to the Company's Form 10-K for
                     the year ended December 31, 1992
10.22           --   Employment Agreement between the Company and Bernard
                     Kooper, dated February 17, 1993, incorporated by reference to Exhibit 10.22 to the Company's 10-K for the year ended
                     December 31, 1993
10.22.1         --   Amendment No. 1 to the Employment Agreement between Arista and Bernard Kooper dated July 20, 1994 (3)
10.23           --   Employment Agreement between Arista and Stanley Mandel,
                     dated February 17, 1993, incorporated by reference to
                     Exhibit 10.23 to the Company's 10-K for the year ended
                     December 31, 1993
10.23.1         --   Amendment No. 1 to the Employment Agreement between Arista and Stanley Mandel, dated July 20, 1994 (3)
10.24           --   Consulting Agreement between Arista and International
                     Management Consultants, dated May 1, 1993, incorporated by reference to Exhibit 10.24 to the Company's 10-K for the
                     year ended December 31, 1993
10.25           --   Split-Dollar Insurance Agreement between Arista Investors
                     Corp., Arlyne Kooper and Bernard Kooper, dated July 20,
                     1994 (3)
10.26           --   Split-Dollar Insurance Agreement between Arista, Stanley
                     Mandel and Joy Mandel, dated July 20, 1994 (3)
10.28           --   Collateral Assignment, dated July 20, 1994 (Joy Mandel) (3)
10.29           --   Collateral Assignment, dated July 20, 1994 (Bernard Kooper and Arlyne Kooper) (3)
10.30           --   Lease Agreement, dated January 9, 1995 between the Company and Hacienda Intercontinental Realty, N.V. (3)
10.30.1         --   Letter dated March 12, 1996 from the Company addressed to
                     Williamson, Picket & Gross, Inc. (4)
10.30.2         --   Letter dated March 13, 1996 from Williamson, Picket &
                     Gross, Inc. addressed to the Company (4)
10.31           --   Assumption Reinsurance Treaty, dated April 1, 1994 between the Company and Aetna Life Insurance Company (3)

Exhibit No.
-----------

10.32           --   Reinsurance Treaty, dated October 1, 1995, between Arista
                     and Cologne Life Reinsurance Company (4)
10.32.1         --   Surplus Note Agreement, dated December 29, 1995, between
                     Arista and Cologne Life Underwriting Management Company (4)
10.32.2         --   Warrant issued to Cologne Life Underwriting Management
                     Company (4)
10.33           --   Lease (Storage space #7) effective January 1, 1996 between the Company and Hacienda Intercontinental Realty, N.V. (4)
10.34           --   Sublease (Storage space #7) effective January 1, 1996
                     between the Company and Arista (4)
10.35           --   Sublease effective June 1, 1995 between the Company and
                     Arista (4)
10.36           --   Stock Purchase Agreement dated as of July 13, 1995 between
                     Arista and American Travelers Life Insurance Company (4)
10.37           --   Secured Promissory note, dated June 14, 1996, issued by
                     Bernard Kooper to Arista Investors Corp. in the aggregate
                     principal amount of $500,000 (5)
10.38           --   Pledge and Escrow Agreement, dated June 14, 1996, by and
                     among Bernard Kooper, as pledgor, Arista Investors Corp.,
                     as pledgee and Morrison Cohen Singer & Weinstein, LLP, as
                     escrow agent (5)
10.39           --   Letter Agreement, dated June 14, 1995, between Bernard
                     Kooper and Arista Investors Corp., granting Arista
                     Investors Corp. an option to acquire 47,400 shares of its
                     Class B common stock, par value $.01 per share (5)
10.40           --   Letter dated October 31, 1996, addressed to Williamson,
                     Picket & Gross, Inc. (6)
10.41           --   Letter Agreement, dated December 11, 1996, terminating
                     sublease between the Company and Arista (Storage Space #5)
                     (6)
10.42           --   Quota Share Reinsurance Treaty between the Company and The
                     Guardian Life Insurance Company of America, effective as of
                     January 1, 1998. (7)
10.43           --   Employment Agreement between Stanley Mandel and the
                     Company, incorporated by reference to Exhibit 10.43 to the
                     Company Form 10-Q for the quarter ended September 30,
                     1998.
10.43.1         --   Amendment No. 1 to the Employment Agreement between Stanley
                     Mandel and the Company, dated January 21, 2000(9)
10.44           --   Assumption Reinsurance Agreement between Arista, the
                     Company and The Guardian, dated September 23, 1998,
                     incorporated by reference to Exhibit A to the Company's
                     Definitive Proxy Statement dated September 23, 1998.
10.45           --   Administrative Services Agreement between The Guardian and the Company, dated September 23, 1998, incorporated by
                     reference to Exhibit B to the Company's Definitive Proxy
                     Statement dated September 23, 1998.
10.45.1         --   Amendment to the Administrative Services Agreement between
                     The Guardian and the Company, dated as of January 1, 1999
                     (9)

10.46           --   Employment Agreement between Peter Norton and the Company
                     (including Employment Agreement Assignment, dated as of
                     February 1, 1999) (8)
10.46.1         --   Amendment No. 1 to the Employment Agreement between Peter
                     Norton and the Company, effective as of July 1, 1999. (9)
10.47           --   1999 Non-Qualified Stock Option Plan, incorporated by
                     reference to Exhibit A to the Company's Definitive Proxy
                     Statement, dated July 12, 1999.
10.48           --   1999 Restricted Stock Plan, incorporated by reference to
                     Exhibit B to the Company's Definitive Proxy Statement,
                     dated July 12, 1999.
10.49           --   Lease Agreement, dated as of May 9, 2000, between the
                     Company and Hacienda Intercontinental Realty, N.V.
21.1            --   List of Subsidiaries incorporated by reference to Exhibit
                     21.1 to the Company's 10-K for the year ended December 31,
                     1993
24.1            --   Powers of Attorney, incorporated by reference to Exhibit
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

                                             ARISTA INVESTORS CORP.


Dated:   April 30, 2001                      By:  /s/ Stanley S. Mandel
                                                  ------------------------------
                                                  Stanley S. Mandel, President