Form 10-Q
period 2001-03-31
ARISTA INVESTORS CORP
filed 2001-05-14
CIK 799902

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


    (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                 For the quarterly period ended March 31, 2001
                                                --------------

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

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No____
    ---

The aggregate number of Registrant's outstanding shares on March 11, 2001 was 2,570,100 shares of Class A Common Stock, $0.01 par value.

                             ARISTA INVESTORS CORP.

                               TABLE OF CONTENTS

                                                                           Page

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements:

           Consolidated Balance sheets at March 31, 2001
               (Unaudited)and December 31, 2000                              3

           Consolidated Statements of Income and Comprehensive
               Income (Unaudited) for the three months ended
               March 31, 2001 and 2000                                       4

           Consolidated Statements of Changes in Stockholders'
               Equity for the three months ended March 31, 2001
               (Unaudited) and the year ended December 31, 2000              5

           Consolidated Statements of Cash Flows (Unaudited)
               for the three months ended March 31, 2001 and 2000            6

           Notes to Financial Statements                                     7

   Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          10


PART II. OTHER INFORMATION

   Item 1 through Item 6                                                    12

   Signatures                                                               13

ARISTA INVESTORS CORP.
CONSOLIDATED BALANCE SHEETS

                                                                      March 31,     December 31.
                                                                        2001            2000
                                                                    ------------    ------------
                                                                     (unaudited)

ASSETS

Cash and equivalents                                                $    580,946    $    463,573
Deferred acquisition costs, net                                           86,533          96,148
Receivables from related parties                                         448,059         450,739
Receivables from third party administration                              464,985         596,012
Furniture and equipment, at cost, net of
  accumulated depreciation of $894,249 at March 31, 2001
  and $890,999 at December 31, 2000                                       24,774          28,024
Prepaid and refundable income taxes                                       48,338          56,189
Deferred income taxes                                                     31,000              --
Other assets                                                             223,298         210,948
                                                                    ------------    ------------
                    Total assets                                    $  1,907,933    $  1,901,633
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITES:

  Accounts payable and accrued expenses                             $    629,281    $    540,743
  Payable to related parties                                             200,000         200,000
                                                                    ------------    ------------

                    Total liabilities                                    829,281         740,743
                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Class A common stock, $.01 par value; 9,950,000
    shares authorized, 2,580,100 shares issued                            25,801          25,801
  Retained earnings                                                    1,079,591       1,161,829
                                                                    ------------    ------------
                                                                       1,105,392       1,187,630
  Cost of 10,000 shares Class A common stock held
     in treasury                                                         (26,740)        (26,740)
                                                                    ------------    ------------

                    Total stockholders' equity                         1,078,652       1,160,890
                                                                    ------------    ------------

                    Total liabilities and stockholders' equity      $  1,907,933    $  1,901,633
                                                                    ============    ============

The accompanying notes are an integral part of these financial statements.

ARISTA INVESTORS CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Three Months Ended March 31, 2001 and 2000
             (unaudited)

                                                                        2001            2000
                                                                    ------------    ------------
REVENUE FROM OPERATIONS:
   Third party administrative services                              $  1,087,102    $  1,030,519
   Net investment income                                                   6,896           7,288
   Other income                                                           38,636           4,420
                                                                    ------------    ------------
                    Total revenue                                      1,132,634       1,042,227
EXPENSES:
   General and administrative expenses                                 1,236,152         909,139
                                                                    ------------    ------------
                    Income (loss) from operations
                       before income tax provision (benefit)            (103,518)        133,088

PROVISION (BENEFIT) FOR INCOME TAXES
    Provision (benefit) for income taxes                                 (21,280)         41,500
                                                                    ------------    ------------
                    Net income (loss) from operations                    (82,238)         91,588

OTHER COMPREHENSIVE INCOME (LOSS)                                             --              --
                                                                    ------------    ------------
TOTAL COMPREHENSIVE INCOME (LOSS)                                   $    (82,238)   $     91,588
                                                                    ============    ============

NET INCOME (LOSS) PER COMMON SHARE:
   Basic and diluted                                                $      (0.03)   $       0.04
                                                                    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
   Basic and diluted                                                   2,570,100       2,570,100
                                                                    ============    ============

The accompanying notes are an integral part of these financial statements.

ARISTA INVESTORS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Three month period ended March 31, 2001 (unaudited) and year ended December 31, 2000

                                        Common Stock
                                 ---------------------------
                                           Class A
                                 ---------------------------                    Class A
                                    Number          Par                          common
                                      of            value        Retained      stock held
                                    Shares          $.01         earnings      in treasury        Total
                                 ------------   ------------   ------------    ------------    ------------
Balance - January 1, 2000           2,580,100   $     25,801   $  1,043,626    $    (26,740)   $  1,042,687
  Net income                               --             --        118,203              --         118,203
                                 ------------   ------------   ------------    ------------    ------------

Balance - December 31, 2000         2,580,100         25,801      1,161,829         (26,740)      1,160,890
  Net loss                                 --             --        (82,238)             --         (82,238)
                                 ------------   ------------   ------------    ------------    ------------

Balance - March 31, 2001            2,580,100   $     25,801   $  1,079,591    $    (26,740)   $  1,078,652
                                 ============   ============   ============    ============    ============

The accompanying notes are an integral part of these financial statements.

ARISTA INVESTORS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2001 and 2000
(Unaudited)

                                                                             2001            2000
                                                                         ------------    ------------
Cash flows from operating activities:
     Net income  (loss)                                                  $    (82,238)   $     91,588
     Adjustments to reconcile net income to net cash provided
         by operating activities:
              Depreciation                                                      3,250           4,625
              Amortization of deferred acquisition costs                        9,615           9,615
              Deferred income taxes                                           (31,000)             --
              (Increase) decrease in operating assets:
                  Prepaid and refundable income taxes                           7,851          34,076
                  Accounts receivable                                              --         265,744
                  Receivable from related parties                               2,680          24,531
                  Receivable from third party administration                  131,027              --
                  Other assets                                                (12,350)        (12,749)
              Increase (decrease) in operating liabilities:
                  Accounts payable and accrued expenses                        88,538         (19,864)
                  Payable to related parties                                       --        (200,000)
                                                                         ------------    ------------
                           Net cash provided by operating activities          117,373         197,566
                                                                         ------------    ------------

Cash flows from investing activities:
     Proceeds from sales of securities and amortization of premiums                --              96
                                                                         ------------    ------------

                           Net cash provided by investing activities                0              96
                                                                         ------------    ------------

                           Increase in cash and equivalents                   117,373         197,662

Cash and equivalents:
     Beginning of period                                                      463,573         206,079
                                                                         ------------    ------------

     End of period                                                       $    580,946    $    403,741
                                                                         ============    ============

Supplemental cash flow disclosure:

     Cash paid during the period:

                  Income taxes                                           $      1,869    $      8,383
                                                                         ============    ============
                  Interest                                                      1,244           5,492
                                                                         ============    ============


The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles ("GAAP"). Certain information normally included in annual financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of the management of Arista Investors Corp. (the "Registrant"), all adjustments (consisting of normal recurring accruals only) have been reflected for a fair presentation of the unaudited financial position as of March 31, 2001 and results of operations for the three-month periods ended March 31, 2001 and 2000. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 - REVENUE RECOGNITION

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), entitled "Revenue Recognition in Financial Statements", as amended by SAB No. 101A and SAB No. 101B, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlined the basic criteria that companies must follow to recognize revenue and provide guidance for disclosures related to recognition policies. The Registrant adopted SAB 101 effective January 1, 2001 without having any effect on its reported result of operation because its policies were substantially the same as the following requirements of SAB 101. The Registrant recognized revenue only when:

-    Persuasive evidence of the service arrangement existed;

-    Delivery of services had occurred;

- The Registrant's service price to its customers were known and determinable; and

-    Collectibility was reasonably assumed.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000
                                   (Unaudited)

These policies presume that shipment occurs when administrative services are completed.

NOTE 3 - TRANSACTIONS WITH RELATED PARTIES

At March 31, 2001 and December 31, 2000, Bernard Kooper, Chairman of the Boards of Directors of the Company and Arista and a Director of The Collection Group, Inc., beneficially owned 20.4% of the outstanding shares of Class A common stock, par value $.01 per share (the "Class A Common Stock"). At December 31, 1998 Mr. Kooper also owned 100% of the outstanding shares of Class B common stock, par value $.01 per share (the "Class B Common Stock"). Mr. Kooper is also the owner of Bernard Kooper Life Agency, Inc. (the "Agency"), one of the general agents marketing the Insurance. During the three months ended March 31, 2001 and 2000, the Agency received approximately $39,000 and $43,000, respectively, in commissions based on the premiums collected under the Treaty's Insurance. Of this amount, the Agency paid approximately $30,000 and $33,000 during the three months ended March 31, 2001 and 2000, respectively, to brokers, which included certain members of the Board of Directors of the Company and Arista. The amount paid to members of the Board of Directors of the Company and Arista by the Agency was approximately $3,000 and $4,000 for the three months ended March 31, 2001 and 2000, respectively.

NOTE 4 - THIRD PARTY ADMINISTRATION

The Registrant entered into an Administrative Services Agreement dated September 23, 1998 (the "TPA Agreement") with The Guardian. The TPA Agreement was consummated on November 12, 1998 and deemed effective as of July 1, 1998. As a third party administrator under the TPA Agreement, the Registrant performs various services relating to the Insurance underwritten by The Guardian, including, but not limited to pricing of risk, underwriting new and renewal business, investigation, and calculation and payment of claims. The TPA Agreement will terminate on June 30, 2003. However, the Guardian may terminate the agreement after the first two years.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000
                                   (Unaudited)

In addition, the Registrant acts as a third party administrator for the temporary disability insurance of Hartford Life and Health Insurance Company and statutory disability benefits insurance of the United States Life Insurance Company in the City of New York. The latter agreement was terminated effective June 30, 2000.

Effective January 1, 1999, the Registrant entered into an agreement with the Girl Scouts of the U.S.A. (the "Girl Scouts") to provide third-party administrative claim services for the Super Statutory Disability Benefits Insurance provided by the Girl Scouts.

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

RESULTS OF OPERATIONS

THREE-MONTH PERIODS ENDED MARCH 31, 2001 VS. MARCH 31, 2000
(UNAUDITED)

Consolidated revenues from third-party administrative services during the three months ended March 31, 2001 and 2000 were approximately $1,087,000 and $1,031,000, respectively.

Consolidated total revenue from operations for the first three months of 2001 and 2000 were approximately $1,133,00 and $1,042,000, respectively. This increase in total revenue was offset by a greater increase in consolidated general and administrative expenses, resulting in a net loss of approximately $82,000 for the first three months of 2001 as compared to a gain of approximately $92,000 for the same period in 2000.

Consolidated investment income for the first three months of 2001 and 2000 were both approximately $7,000. Consolidated other income for the first quarter of 2001 and 2000 was approximately $39,000 and $4,000, respectively.

                             ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


The consolidated general and administrative expenses for the first three months of 2001 and 2000 were approximately $1,236,000 and $909,000, respectively. Increases in expenses for professional fees, employee wages and benefits, rent, and travel and entertainment attributed to the additional general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Retained earnings decreased from $1,161,829 at December 31, 2000 to $1,079,591 at March 31, 2001 as a result of the Company's net loss.

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

                                      ARISTA INVESTORS CORP. (REGISTRANT)



                                       BY:   /S/ STANLEY S. MANDEL
                                            ---------------------------------
                                             STANLEY S. MANDEL, President and
                                           Chief Executive Officer (principal
                                                           executive officer)


                                       BY:    /S/ SUSAN J. HALL
                                             ---------------------------------
                                          SUSAN J. HALL, Senior Vice President
                                            and Treasurer (principal financial
                                                       and accounting officer)



May 14, 2001