Form 10-Q
period 2001-06-30
ARISTA INVESTORS CORP
filed 2001-08-14
CIK 799902

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended JUNE 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________ to __________

                          Commission File No. 2-8381-NY

                             ARISTA INVESTORS CORP.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         13-2957684
    -------------------------------                          ------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

    116 JOHN STREET, NEW YORK, N.Y.                                 10038
----------------------------------------                          ---------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: (212) 964-2150

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The aggregate number of Registrant's outstanding shares on August 9, 2001 was 2,570,100 shares of Class A Common Stock, $0.01 par value.

                             ARISTA INVESTORS CORP.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                               Page

    Item 1. Financial Statements:

            Consolidated Balance sheets at June 30,
              2001 Unaudited) and December 31, 2000                           3

            Consolidated Statements of Income
              (Unaudited)for the three months and six
              months ended June 30, 2001 and 2000                             4

            Consolidated Statements of Changes in Stock-
              holders' Equity for the six months ended
              June 30, 2001  (Unaudited) and the year
              ended December 31, 2000                                         5

            Consolidated Statements of Cash Flows
              (Unaudited) for the six months ended June
              30, 2001 and 2000                                               6

            Notes to Consolidated Financial Statements                        7

    Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operattions                 10

    Item 3. Quantitative and Qualitative Disclosures
              about Market Risk                                              12

PART II. OTHER INFORMATION

    Item 1 through Item 6                                                    13

    Signatures                                                               14

                             ARISTA INVESTORS CORP.

                           CONSOLIDATED BALANCE SHEETS

                                                        June 30,    December 31,
                                                            2001           2000
                                                     (unaudited)
Assets

Cash and equivalents                                 $   630,171    $   463,573
Receivables from related parties                         448,804        450,739
Receivables from third party administration              294,993        596,012
Furniture and equipment, at cost, net of
  accumulated depreciation of $897,498 at June 30,
  2001 and $890,999 at December 31, 2000                   21,525         28,024
Prepaid and refundable income taxes                       47,801         56,189
Deferred acquisition costs, net                           76,919         96,148
Deferred income taxes                                     24,700             --
Other assets                                             189,719        210,948
                                                     -----------    -----------
Total assets                                         $ 1,734,632    $ 1,901,633
                                                     ===========    ===========

Liabilities and Stockholders' Equity

Liabilities:
   Accounts payable and accrued expenses             $   643,061    $   540,743
   Payable to related parties                                 --        200,000
                                                     -----------    -----------
        Total liabilities                                643,061        740,743
                                                     -----------    -----------
Commitments and contingencies: (Note 2)

Stockholders' equity:
   Class A common stock, $.01 par value;
     9,950,000 shares authorized; 2,580,100
     shares issued                                        25,801         25,801
   Retained earnings                                   1,092,510      1,161,829
                                                     -----------    -----------
                                                       1,118,311      1,187,630
   Less cost of 10,000 shares Class A common stock
      held in treasury                                   (26,740)       (26,740)
                                                     -----------    -----------
      Total stockholders' equity                       1,091,571      1,160,890
                                                     -----------    -----------
Total liabilities and stockholders' equity           $ 1,734,632    $ 1,901,633
                                                     ===========    ===========

The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                 Three months ended June 30       Six months ended J
                                                         2001          2000          2001           2000
Revenue:
    Third-party administrative services           $ 1,028,292   $   971,363   $ 2,115,394    $ 2,001,882
    Net investment income                               7,777        11,667        14,673         18,955
    Other income                                        4,420         2,663        43,056          7,083
                                                  -----------   -----------   -----------    -----------
          Total revenue                             1,040,489       985,693     2,173,123      2,027,920

Expenses:
   General and administrative expenses              1,024,396       795,309     2,260,548      1,704,448
                                                  -----------   -----------   -----------    -----------
      Income (loss) from operations
          before income tax provision
          (benefit)                                    16,093       190,384       (87,425)       323,472

Income taxes:
   Provision for income taxes (benefit)                 3,174        31,500       (18,106)        73,000
                                                  -----------   -----------   -----------    -----------
          Net income (loss)                            12,919       158,884       (69,319)       250,472
                                                  ===========   ===========   ===========    ===========
Net income (loss) per common share:
    Basic and diluted                             $      0.01   $      0.05   ($     0.03)   $      0.09
                                                  ===========   ===========   ===========    ===========
Weighted average number of common shares:
    Basic and diluted                               2,570,100     2,570,100     2,570,100      2,570,100
                                                  ===========   ===========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

           Six month period ended June 30, 2001 (unaudited) and year
                            ended December 31, 2000

                                    Common Stock
                                       Class A
                              -------------------------
                                                                          Class A
                                 Number         Par                        common
                                   of          value        Retained     stock held
                                 Shares        $.01         earnings     in treasury       Total
                              -----------   -----------   -----------    -----------    -----------
Balance - January 1, 2000       2,580,100   $    25,801   $ 1,043,626    ($   26,740)   $ 1,042,687
  Net income                           --            --       118,203             --    $   118,203

                              -----------   -----------   -----------    -----------    -----------
Balance - December 31, 2000     2,580,100   $    25,801     1,161,829    ($   26,740)   $ 1,160,890
  Net loss                             --            --       (69,319)            --    ($   69,319)

                              -----------   -----------   -----------    -----------    -----------
Balance - June 30, 2001         2,580,100   $    25,801     1,092,510    ($   26,740)   $ 1,091,571
                              ===========   ===========   ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2001 and 2000
                                   (Unaudited)

                                                              2001        2000
                                                          --------    --------
Cash flows from operating activities:
  Net income  (loss)                                       (69,319)    250,472
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation                                           6,499       9,377
      Amortization of deferred acquisition costs            19,299      19,230
      Deferred income taxes                                (24,700)          0
      (Increase) decrease in operating assets:
        Prepaid and refundable income taxes                  8,388      60,359
        Receivable from related parties                      1,935     (22,994)
        Receivable from third party administators          301,019     169,444
        Other assets                                        21,229      (8,701)
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses              102,318    (117,259)
        Payable to related parties                        (200,000)   (300,000)
                                                          --------    --------

                Net cash provided by (used in)
                  operating activities                     166,668      59,928
                                                          --------    --------
Cash flows from investing activities:
  Furniture and equipment acquired                               0      (4,070)
  Proceeds from sale of investments and amortization
    of premiums                                                  0     175,112
                                                          --------    --------
                Net cash provided by (used in)
                  Investing activities                           0     171,042
                                                          --------    --------
Cash flows from financing activities:
  Issuance of Class A common stock                               0           0
  Exercise option to acquire Class B common stock                0           0
  Partial liquidating distribution                               0           0
                                                          --------    --------
                Net cash provided by (used in)
                  financing activities                           0           0
                                                          --------    --------
                Net increase (decrease) in cash and
                  equivalents                              166,668     230,970
Cash and equivalents:
  Beginning of period                                      463,573     206,079
                                                          --------    --------
  End of period                                            630,241     437,049
                                                          ========    ========
Supplemental cash flow disclosure:
  Cash paid during the period:
            Income taxes                                     5,545      12,641
                                                          ========    ========
            Interest                                         1,301      13,372
                                                          ========    ========

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements are prepared using accounting principles generally accepted in the United States ("GAAP"). Certain information normally included in annual financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the opinion of the management of Arista Investors Corp. (the "Registrant" or the "Company"), all adjustments (consisting of normal recurring accruals only) have been reflected for a fair presentation of the unaudited financial position as of June 30, 2001 and results of operations for the three-month and six-month periods ended June 30, 2001 and 2000. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 - REVENUE RECOGNITION

In December 1999, The SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), entitled "Revenue Recognition in Financial Statements", as amended by SAB No. 101A and SAB No. 101B, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlined the basic criteria that companies must follow to recognize revenue and provide guidance for disclosures related to recognition policies. The Registrant adopted SAB 101 effective January 1, 2001 without having any effect on its reported result of operation because its policies were substantially the same as the following requirements of SAB 101. The Registrant recognized revenue only when:

o     Persuasive evidence of the service arrangement existed;

o     The services had been provided;

o The registrant's service prices to its customers were known and determinable; and

o     Collectibility was reasonably assumed.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000
                                   (Unaudited)

NOTE 2 - CONTINUED

These policies presume that "shipment" occurs when administrative services are completed.

NOTE 3 - TRANSACTIONS WITH RELATED PARTIES

At June 30, 2001 and December 31, 2000, Bernard Kooper, Chairman of the Boards of Directors of the Company and Arista beneficially owned 20.4% of the outstanding shares of Class A common stock, par value $.01 per share (the "Class A Common Stock"). Mr. Kooper is also the owner of Bernard Kooper Life Agency, Inc. (the "Agency"), one of the general agents marketing the statutory, superstatutory and voluntary disability benefits insurance (collectively, the "Insurance"). During the six months ended June 30, 2001 and 2000, the Agency received approximately $74,000 and $87,000, respectively, in commissions and fees based on the premiums collected on this Insurance. Of this amount, the Agency paid approximately $58,000 and $63,000, respectively, during the six months ended June 30, 2001 and 2000 to brokers, which included certain members of the Board of Directors of the Company and Arista. The amount paid to members of the Board of Directors of the Company and Arista by the Agency was approximately $5,000 and $7,000 for the six months ended June 30, 2001 and 2000, respectively.

NOTE 4 - THIRD PARTY ADMINISTRATION

The Registrant entered into an Administrative Services Agreement dated September 23, 1998 (the "TPA Agreement") with The Guardian Life Insurance Company of America ("The Guardian"). The TPA Agreement was consummated on November 12, 1998 and deemed effective as of July 1, 1998. As a third party administrator under the TPA Agreement, the Registrant performs various services relating to the Insurance underwritten by The Guardian, including, but not limited to pricing of risk, underwriting new and renewal business, investigation, and calculation and payment of claims. The TPA Agreement terminates on June

                            ARISTA INVESTORS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999
                                   (Unaudited)

NOTE 4 - CONTINUED

30, 2003. However, The Guardian has the option to terminate the TPA Agreement after the first two years (or after September 24, 2000).

In addition, the Registrant provides third party administrative services for the temporary disability insurance book of business of Hartford Life and Health Insurance Company. Also, until June 30, 2000, the Registrant acted as a third party administrator for the statutory disability benefits book of business of the United States Life Insurance Company in the City of New York.

Effective January 1, 1999, the Registrant entered into an agreement with the Girls Scouts of the U.S.A. (the "Girl Scouts") to provide third-party administrative claim services for the Super Statutory Disability Benefits Insurance provided by the Girl Scouts.

Effective October 1, 2000, the Registrant entered into an agreement with Highmark Life Insurance Company of New York ("Highmark") to provide third-party administrative services relating to disability policies underwritten by Highmark.

For the six months ended June 30, 2001 and 2000, a substantial portion of the Registrant's revenue was derived from services to The Guardian. Such revenue aggregated 88.5% and 97.7% of the total revenue from third-party administrative services for each period, respectively. In the event of termination of the agreement, such an event would have a significant negative impact on Arista's financial position and operating results.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENT

In June 2001, the Financial Accounting Standards Board issued two new Statements, SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." Although the provisions of these Statements are effective beginning in the year 2002, management does not believe they will have a material impact on the Company's financial position or results of operation in future periods.

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

RESULTS OF OPERATIONS

Six-Month And Three-Month Periods Ended June 30, 2001 vs. JUne 30, 2000 (Unaudited)

Consolidated revenues from third-party administrative services during the six months ended June 30, 2001 and 2000 were approximately $2,115,000 and $2,002,000, respectively. For each second quarter of 2001 and 2000, such revenues were approximately $1,028,000 and $971,000, respectively. The increase in revenue, in each period, was due to the Company's administration of additional books of disability benefits insurance business.

Consolidated total revenue from operations for the first six months of 2001 was approximately $2,173,000, resulting in a net loss of approximately $69,000. This compares to consolidated total revenue of approximately $2,028,000 and net income of approximately $250,000 for the same six-month period of 2000. For the second quarters of 2001 and 2000, the consolidated total revenue was approximately $1,040,000 and $986,000, respectively. The net income for the second quarter of 2001 was approximately $13,000 as compared to net income of approximately $159,000 for the same period of 2000. The decreases in net income for the first six months of 2001 and the second quarter of 2001 when compared to the same periods of 2000 were due to increases in general and administrative expenses, primarily due to higher professional fees,

                             ARISTA INVESTORS CORP.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

employee salaries and benefits, and rent.

Consolidated investment income for the first six months of 2001 and 2000 was approximately $15,000 and $19,000, respectively. For the second quarters of 2001 and 2000, consolidated investment income was approximately $8,000 and $12,000, respectively.

Consolidated other income for the first six months of 2001 and 2000 was approximately $43,000 and $7,000, respectively. For the second quarters of 2001 and 2000, consolidated other income was approximately $4,000 and $3,000 respectively.

The consolidated general and administrative expenses for the first six months of 2001 and 2000 were approximately $2,261,000 and $1,704,000, respectively. Changes in the following expenses attributed to this increase of approximately $557,000: $270,000 in professional fees, of which less than 10% represent expenses related to the proposed sale of Arista Insurance Company ("Arista"), a wholly-owned subsidiary of the Company; $184,000 in employee salaries and benefits; and $85,000 in rent and commercial rent tax. General and administrative expenses increased from approximately $795,000 for the first six months of 2000 to approximately $1,024,000 for the first six months of 2001 due to increases in expenses previously listed.

LIQUIDITY AND CAPITAL RESOURCES

Retained earnings decreased from $1,161,829 at December 31, 2000 to $1,092,510 at June 30, 2001 as a result of the Company's net loss.

Since the consummation of the cession of Arista's business to The Guardian, Arista has reduced its capital and paid in surplus to the minimum amount permitted by the New York State Insurance Department.

The Registrant entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), dated as of June 15, 2001, to sell to Delta Dental Plan of Indiana, Inc., an Indiana non-profit corporation, all of the issued and outstanding shares of common stock of Arista (the

                             ARISTA INVESTORS CORP.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

"Transaction"). The Stock Purchase Agreement contains certain representations, warranties, conditions and indemnification provisions. The completion of the Transaction is subject to various closing conditions, contingencies and regulatory approvals, including, but not limited to, approval from the New York State Insurance Department. Pursuant to the Stock Purchase Agreement, the purchase price shall be equal to the sum of (i) the value of Arista's capital and surplus as of the closing date; plus (ii) $300,000, or an aggregate sale price of approximately $779,000.

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

                             ARISTA INVESTORS CORP.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Nothing to report.

Item 2. Changes in Securities and use of Proceeds

        Nothing to report

Item 3. Defaults Upon Senior Securities

        Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders

        Nothing to report.

Item 5. Other Information

        Nothing to report.

Item 6. Exhibits and Reports on Form 8-K

      a. Exhibits: Nothing to report.

      b. Reports on Form 8-K: On July 25, 2001, the Registrant filed a Form 8-K to disclose under Item 5 that the Registrant entered into the Stock Purchase Agreement to sell to Delta Dental Plan of Indiana, Inc. all of the issued and outstanding shares of common stock of Arista.

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

August 10, 2001