Form 10-Q
period 2001-09-30
ARISTA INVESTORS CORP
filed 2001-11-14
CIK 799902

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                For the quarterly period ended SEPTEMBER 30, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

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

The aggregate number of Registrant's outstanding shares on November 13, 2001 was 2,570,100 shares of Class A Common Stock, $0.01 par value.

                             ARISTA INVESTORS CORP.

                                TABLE OF CONTENTS

                                                                         Page
PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements:

            Consolidated Balance Sheets at September
              30, 2001(Unaudited) and December 31, 2000                   3

            Consolidated Statements of Income (Unaudited)
              for the three months and nine months ended
              September 30, 2001 and 2000                                 4

            Consolidated Statements of Changes in Stock-holders'
              Equity for the nine months ended September 30, 2001
              (Unaudited) and the year ended December 31, 2000            5

            Consolidated Statements of Cash Flows
              (Unaudited) for the nine months ended
              September 30, 2001 and 2000                                 6

            Notes to Financial Statements                                 7

    Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operat-
              tions                                                      10

    Item 3. Quantitative and Qualitative Disclosures
              About Market Risk                                          12

PART II. OTHER INFORMATION

    Item 1 through Item 6                                                13

    Signatures                                                           14

                             ARISTA INVESTORS CORP.

                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30,        December 31,
                                                                        2001                 2000
                                                                        ----                 ----
                                                                     (unaudited)
ASSETS

Cash and equivalents                                               $    557,392         $   463,573
Receivables from related parties                                        450,453             450,739
Receivables from third party administration                             371,869             596,012
Furniture and equipment, at cost, net of
  accumulated depreciation of $900,748 at
  September 30, 2001 and $890,999 at December 31, 2000                   18,275              28,024
Prepaid and refundable income taxes                                      51,816              56,189
Deferred acquisition costs, net                                          67,304              96,148
Deferred income taxes                                                    44,100                   0
Other assets                                                            180,280             210,948
                                                                   ------------         -----------
Total assets                                                       $  1,741,489         $ 1,901,633
                                                                   ============         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses                           $    693,040         $   540,743
   Payable to related parties                                                 0             200,000
                                                                   ------------         -----------
         Total liabilities                                              693,040             740,743
                                                                   ------------         -----------
Commitments and contingencies: (Notes 2 and 5)

Stockholders' equity:
  Class A common stock, $.01 par value;
    9,950,000 shares authorized; 2,580,100
    shares issued                                                        25,801              25,801
  Retained earnings                                                   1,049,388           1,161,829
                                                                   ------------         -----------
                                                                      1,075,189           1,187,630
  Less cost of 10,000 shares Class A common stock
    held in treasury                                                    (26,740)            (26,740)
                                                                   ------------         -----------
  Total stockholders' equity                                          1,048,449           1,160,890
                                                                   ------------         -----------
Total liabilities and stockholders' equity                         $  1,741,489         $ 1,901,633
                                                                   ============         ===========

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                 Three months ended September 30,        Nine months ended September 30,
                                                 --------------------------------        -------------------------------
                                                     2001               2000                  2001                2000
                                                     ----               ----                  ----                ----
Revenue:
  Third-party administrative services             $  900,780        $   943,075           $ 3,016,174       $ 2,944,957
  Net investment income                                3,971              9,439                18,644            28,394
  Other income                                             0              2,539                43,056             9,622
                                                  ----------        -----------           -----------       -----------
     Total revenue                                   904,751            955,053             3,077,874         2,982,973

Expenses:
  General and administrative expenses                964,817            922,130             3,225,365         2,626,578
                                                  ----------        -----------           -----------       -----------
       Income (loss) from operations before
          income tax provision (benefit)             (60,066)            32,923              (147,491)          356,395

Income taxes:
  Provision for income taxes (benefit)               (16,944)             6,350               (35,050)           79,350
                                                  ----------        -----------           -----------       -----------
                Net income (loss)                 $  (43,122)       $    26,573           $  (112,441)        $ 277,045
                                                  ==========        ===========           ===========       ===========

Net income (loss) per common share:
  Basic and diluted                                   ($0.02)             $0.01                ($0.04)            $0.11
                                                  ==========        ===========           ===========       ===========

Weighted average number of common shares:
  Basic and diluted                                2,570,100          2,570,100             2,570,100         2,570,100
                                                  ==========        ===========           ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

      Nine month period ended September 30, 2001 (unaudited) and year ended
                               December 31, 2000

                                  Common Stock - Class A
                                ---------------------------                                Class A
                                 Number             Par                                    common
                                   of              value               Retained           stock held
                                 Shares             $.01               earnings          in treasury            Total
                                 ------             ----               --------          -----------            -----
Balance - January 1, 2000       2,580,100         $  25,801         $  1,043,626         $  (26,740)        $  1,042,687
 Net income                             -                 -              118,203                  -              118,203
                                ---------         ---------         ------------         ----------         ------------
Balance - December 31, 2000     2,580,100         $  25,801         $  1,161,829         $  (26,740)        $  1,160,890
 Net loss                               -                 -             (112,441)                 -             (112,441)
                                ---------         ---------         ------------         ----------         ------------
Balance - September 30, 2001    2,580,100         $  25,801         $  1,049,388         $  (26,740)        $  1,048,449
                                =========         =========         ============         ==========         ============

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                      2001                   2000
                                                                  -----------             -----------
Net income (loss)                                                 $  (112,441)            $   277,045
Adjustments to reconcile net income to net cash provided
 by (used in) operating activities:
  Depreciation                                                          9,749                  14,143
  Amortization of deferred acquisition costs                           28,844                  28,845
  Deferred income taxes                                               (44,100)                      0
  (Increase) decrease in operating assets:
   Receivables from related parties                                       286                 (22,011)
   Receivables from third party administration                        224,143                 406,294
   Prepaid and refundable income taxes                                  4,373                  56,627
   Other assets                                                        30,668                 (12,387)
  Increase (decrease) in operating liabilities:
   Accounts payable and accrued expenses                              152,297                (229,049)
   Payable to related parties                                        (200,000)               (350,000)
   Commissions and fees payable                                             0                       0
   Income taxes payable, net                                                0                       0
                                                                  -----------             -----------
          Net cash provided by operating activities                    93,819                 169,507
                                                                  -----------             -----------
Cash flows from investing activities:
 Furniture and equipment acquired                                           0                  (4,070)
 Proceeds from sale of investments                                          0                 175,112
                                                                  -----------             -----------
          Net cash provided by investing activities                         0                 171,042
                                                                  -----------             -----------

          Net increase in cash and equivalents                         93,819                 340,549

Cash and equivalents:
 Beginning of period                                                  463,573                 206,079
                                                                  -----------             -----------
 End of period                                                    $   557,392             $   546,628
                                                                  ===========             ===========
Supplemental cash flow disclosure:
 Cash paid during the period for:
  Income taxes                                                    $     5,904             $    12,423
                                                                  ===========             ===========
  Interest                                                        $     2,930             $    20,304
                                                                  ===========             ===========

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 2001 and 2000
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements are prepared using accounting principles generally accepted in the United States ("GAAP"). Certain information normally included in annual financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements. In the opinion of the management of the Arista Investors Corp. (the "Registrant" or the "Company"), all adjustments (consisting of normal recurring accruals only) have been reflected for a fair presentation of the unaudited financial position as of September 30, 2001 and results of operations for the three-month and nine-month periods ended September 30, 2001 and 2000. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 - REVENUE RECOGNITION

Staff Accounting Bulletin No. 101 ("SAB 101") outlined the basic criteria that companies must follow to recognize revenue and provide guidance for disclosures related to recognition policies. The Registrant adopted SAB 101 effective January 1, 2001 without having any effect on its reported results of operations because its policies were substantially the same as the requirements of SAB 101.

NOTE 3 - TRANSACTIONS WITH RELATED PARTIES

At September 30, 2001 and December 31, 2000, Bernard Kooper, Chairman of the Boards of Directors of the Company and Arista Insurance Company {"Arista") beneficially owned 20.4% of the outstanding shares of Class A common stock, par value $.01 per share (the "Class A Common Stock"). Mr. Kooper is also the owner of Bernard Kooper Life Agency, Inc. (the "Agency"), one of the general agents marketing The Guardian Life Insurance Company's ("The Guardian") statutory, superstatutory and voluntary disability benefits insurance (collectively, the "Insurance"). During the nine months ended September 30, 2001 and 2000, the Agency received approximately $121,000 and

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          September 31, 2001 and 2000
                                   (Unaudited)

NOTE 3 - CONTINUED

$123,000, respectively, in commissions based on the premiums collected on this Insurance. Of this amount, the Agency paid approximately $84,000 and $91,000, respectively, during the nine months ended September 30, 2001 and 2000 to brokers, which included certain members of the Board of Directors of the Company and Arista. The amount paid to members of the Board of Directors of the Company and Arista by the Agency was approximately $8,000 and $11,000 for the nine months ended September 30, 2001 and 2000, respectively.

NOTE 4 - THIRD PARTY ADMINISTRATION

The Registrant entered into an Administrative Services Agreement, dated September 23, 1998 (the "TPA Agreement") with The Guardian. The TPA Agreement was consummated on November 12, 1998 and deemed effective as of July 1, 1998. As a third party administrator under the TPA Agreement, the Registrant performs various services relating to the Insurance underwritten by The Guardian, including, but not limited to pricing of risk, underwriting new and renewal business, investigation, and calculation and payment of claims. The TPA Agreement terminates on June 30, 2003. However, The Guardian has the option to terminate the TPA Agreement after the first two years (or after June 30, 2000).

In addition, the Registrant provides third party administrative services for the temporary disability insurance book of business of Hartford Life and Health Insurance Company. Also, until June 30, 2000, the Registrant acted as a third-party administrator for the statutory disability benefits book of business of the United States Life Insurance Company in the City of New York.

Effective January 1, 1999, the Registrant entered into an agreement with the Girl Scouts of the U.S.A. (the "Girl Scouts") to provide third-party administrative claim services for the Super Statutory Disability Benefits Insurance provided by the Girl Scouts.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1999 and 1998
                                  (Unaudited)

NOTE 4 - CONTINUED

Effective October 1, 2000, the Registrant entered into an agreement with Highmark Life Insurance Company of New York ("Highmark") to provide third-party administrative services relating to disability policies underwritten by Highmark. This agreement was terminated effective September 30, 2001.

For the nine months ended September 30, 2001 and 2000, a substantial portion of the Registrant's revenue was derived from services to The Guardian. Such revenue aggregated 88.9% and 98.2% of the total revenue from third-party administrative services for each period, respectively.

NOTE 5 - NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new statements, SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." Although the provisions of these statements are effective beginning the calendar year 2002, management does not believe they will have a material impact on the Company's financial position or results of operations in future periods.

Also in June 2001, the FASB issued statements SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001. Both statements are effective for fiscal years ending in year 2002. Management does not believe these statements will have a material effect on the Company's financial position or results of operations.

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

RESULTS OF OPERATIONS

NINE-MONTH AND THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 VS.
       SEPTEMBER 30, 2000 (UNAUDITED)

Consolidated revenues from third-party administrative service operations during the nine months ended September 30, 2001 and 2000 were approximately $3,016,000 and $2,945,000, respectively. The administrative services provided to Highmark, terminated effective September 30, 2001, generated approximately $315,000 of consolidated revenues during the nine-months ended September 30, 2001. For the third quarters of 2001 and 2000, consolidated service revenues were approximately $901,000 and $943,000, respectively.

Consolidated total revenue from operations for the first nine months of 2001 was approximately $3,078,000 resulting in a net loss of approximately $112,000, as compared to total revenue of approximately $2,983,000 and net income of approximately $277,000 for the same period of 2000. For the third quarters of 2001 and 2000, the consolidated total revenue was approximately $905,000 and $955,000. The net loss for the third quarter of 2001 was approximately $43,000 as compared to net income of approximately $27,000 for the same period of 2000. The decreases in net income for the first nine months of 2001 and the third quarter of 2001 when compared to the same periods of 2000 were due to increases in general and administrative expenses.

                             ARISTA INVESTORS CORP.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Consolidated investment income for the first nine months of 2001 and 2000 was approximately $19,000 and $28,000, respectively. For the third quarters of 2001 and 2000, consolidated investment income was approximately $4,000 and $9,000, respectively. The decline in investment income were due to lower interest rates during 2001.

The consolidated general and administrative expenses for the first nine months of 2001 and 2000 were approximately $3,225,000 and $2,627,000, respectively. Changes in the following expenses mainly attributed to the increase of approximately $598,000: $253,000 in salaries and benefits, $176,000 in professional fees, $101,000 in rent and $63,000 in insurance coverage. Effective October 2001, management reduced the salaries and benefits for officers as well as decreased the number of clerical staff in order to reduce the total general and administrative expenses. For the third quarters of 2001 and 2000, consolidated general and administrative expenses were approximately $965,000 and $922,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Retained earnings decreased from $1,161,829 at December 31, 2000 to $1,049,388 at September 30, 2001 as a result of the Company's net loss.

Since the consummation of the cession of Arista's business to The Guardian, Arista has reduced its capital and paid in surplus to the minimum amount permitted by the New York State Insurance Department.

The Registrant entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), dated as of June 15, 2001, to sell to Delta Dental Plan of Indiana, Inc., a not-for-profit corporation, all of the issued and outstanding shares of common stock of Arista (the "Transaction"). The Stock Purchase Agreement contains certain representations, warranties, conditions and indemnification provisions. The completion of the Transaction is subject to various closing conditions, contingencies and regulatory approvals, including, but not limited to approval from the New York State Insurance Department.

                             ARISTA INVESTORS CORP.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Pursuant to the Stock Purchase Agreement, the purchase price shall be equal to the sum of (i) the value of Arista's capital and surplus as of the closing date; plus (ii) $300,000. Arista's adjusted capital and surplus as of September 30, 2001 was approximately $449,000.

INFLATION AND SEASONALITY

The Company does not anticipate that inflation will significantly impact its business nor does it believe that its business is seasonal.

Item 3.       QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk encompasses liquidity risk and price risk, both of which arise principally in transactions involving market risk sensitive instruments. The Company's operations do not involve such instruments.

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

November 13, 2001