Form 10-K
period 2001-12-31
ARISTA INVESTORS CORP
filed 2002-04-16
CIK 799902

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K

(Mark One)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________.

                         Commission File Number 0-16520

                             ARISTA INVESTORS CORP.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     13-2957684
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organisation)

  116 JOHN STREET, NEW YORK, NEW YORK                      10038
-------------------------------------------- -----------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (212) 964-2150

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of the voting stock (Class A Common Stock, par value $ .01 per share) held by non-affiliates of the registrant, based upon the closing sale price of the stock as reported on the Over-the-Counter Bulletin Board service on April 10, 2002 was $2,411,500.

       The aggregate number of registrant's outstanding shares on April 10, 2002 was 2,570,100 shares of Class A Common Stock, $0.01 par value (excluding 10,000 shares of treasury stock).

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III - Portions of Registrant's Proxy Statement relating to the 2002 Annual Meeting of Stockholders.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

       Arista Investors Corp. (the "Registrant") through its wholly-owned subsidiary, Arista Insurance Company ("Arista"), a New York corporation (Registrant and Arista are sometimes hereinafter individually or collectively referred to as the "Company"), was engaged in the sale and underwriting of statutory, super statutory and voluntary disability benefits insurance (collectively, the "Insurance") in the State of New York from October 11, 1979 to June 30, 1998. Since July 1, 1998, the Registrant has been engaged as a third party administrator and as a managing general agency with respect to a substantial portion of the business administered herein. See "- TPA Agreement; Third Party Administration Business". The Registrant is a Delaware corporation incorporated on August 19, 1986, which succeeded to the business of its predecessor, Arista Investors Corp., a New York corporation organized in 1978. The Company's principal executive offices are located at 116 John Street, New York, New York 10038. Its telephone number is (212) 964-2150.

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

       The following table sets forth the third party administrative service fees earned, together with the consolidated investment income and realized investment gains (losses) for each of the three years of the period ended December 31, 2001.

                                                1999           2000          2001
                                                ----           ----          ----
Third party administrative services         $  3,505,816   $ 3,966,704    $ 3,848,094
                                            ============   ===========    ===========
Investment income                           $    152,527   $    39,275    $    19,937
                                            ============   ===========    ===========
Realized investment gains (losses)          $    (10,410)  $         0    $         0
                                            ============   ===========    ===========

CESSION OF INSURANCE; COMMENCEMENT OF THIRD PARTY ADMINISTRATION BUSINESS BY THE REGISTRANT

       THE AGREEMENTS. The Company entered into an Assumption Reinsurance Agreement, dated September 23, 1998 (the "Treaty"), with The Guardian Life Insurance Company of America, a New York mutual life insurance company ("The Guardian"), and the Registrant entered into a new Administrative Services Agreement, also dated September 23, 1998 (the "TPA Agreement"), with The Guardian. The transactions contemplated by the Treaty and TPA Agreement were consummated on November 12, 1998 (the "Closing Date") and deemed effective as of July 1, 1998 (the "Effective Date"). Also, the quota share reinsurance treaty between Arista and The Guardian, effective as of January 1, 1998 (the "Quota Share Reinsurance Treaty"), whereby Arista ceded a 50% participation in the Insurance by way of reinsurance, both for business in force as of January 1, 1998 and for business written or acquired after January 1, 1998 was terminated, effective July 1, 1998. See "-The Treaty; Cession of Insurance Business", "-TPA Agreement; Third Party Administration Business" and "-Reinsurance Ceded."

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

       After the closing of the cession of the Insurance to The Guardian, the Registrant retained Arista's insurance company license and charter, cash and cash equivalents and other net tangible assets and an ongoing TPA operation. See "-TPA Agreement; Third Party Administration Business."

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

       As a third party administrator under the TPA Agreement, the Registrant performs various services relating to the Insurance underwritten by The Guardian, including, but not limited to, pricing of risk, underwriting new and renewal business, investigation, calculation and payment of claims, preparation and transmission of bills, preparation of policy kits and forms, preparations of commission statements, maintenance of records, responding to inquiries from policyholders and providing updates on regulatory changes. Effective January 1, 1999, the TPA Agreement was amended to include an additional book of Insurance acquired by The Guardian (the TPA Agreement, as amended, is hereinafter referred to as, the "TPA Agreement"). Pursuant to the TPA Agreement, the Registrant receives a fee based upon the premiums earned by The Guardian plus additional fees based upon performance by the Registrant and results achieved by The Guardian. The TPA Agreement sets three pricing parameters: (i) a basic fee of 5% to7% of collected premium for all required functions, (ii) an audit fee of +/-1% of the collected premium pursuant to a semi-annual audit performed by The Guardian to determine whether the performance criteria under the TPA Agreement have been complied with, and (iii) a limited contingency payment based upon the developed incurred loss ratio. The TPA Agreement is effective for a period of five years (until June 30, 2003), subject to earlier termination by The Guardian under certain circumstances as described below.

       The Guardian has the right to terminate the TPA Agreement during its full term upon 60 days prior written notice to the Registrant upon the occurrence of any of the following events (each an "Event of Default"): (i) breach of the TPA Agreement by the Registrant which is not cured within 30 days or which may cause or has caused the revocation of The Guardian's license to do an insurance business in any jurisdiction, (ii) the commencement of a voluntary or involuntary reorganization, liquidation or receivership of the Registrant, (iii) an order entered by a court of competent jurisdiction affecting more than 50% of the Registrant's property under conservatorship, liquidation, insolvency or similar laws, (iv) the failure of Stanley S. Mandel, the Registrant's President, to maintain control of the day-to-day operations of the Registrant at any time during the first five years following the Effective Date (other than by reason of Mr. Mandel's death or disability, in which case a replacement acceptable to The Guardian may be appointed), (v) the Registrant permits any other person to gain operational control of its administrative servicing business or agrees to any arrangement which would end the existence of such business, without giving The Guardian a right of first refusal to purchase such business or (vi) the Registrant fails to maintain a minimum stockholders' equity on its balance sheet of not less than 3.5% of the gross premiums earned on the contracts administered pursuant to the TPA Agreement in the prior calendar year, and such failure continues without being cured for 10 days after receiving notice of such failure from The Guardian. Additionally, after June 30, 2000, The Guardian may terminate the TPA Agreement in the event The Guardian desires to perform the administrative services.

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

       THE GUARDIAN. The Guardian is a New York mutual life insurance company which primarily issues individual life and group insurance coverages through its career agency force and broker network. The Guardian manages its operations through six profit centers: life insurance, group insurance, disability insurance, equity products, group pensions and reinsurance. The Guardian's major line of business is group accident and health which accounted for more than one-half of consolidated net premiums in 2001.

OTHER THIRD PARTY ADMINISTRATION ARRANGEMENTS

       Effective October 1, 2000, the Company entered into an agreement with Highmark Life Insurance Company of New York ("Highmark") to perform third-party administrative services relating to disability policies underwritten by Highmark. The Company earned a service fee based on both fixed and variable percentages of collected or earned premiums by Highmark. The initial term of the agreement was for the period beginning October 1, 2000 and ending September 30, 2001. The agreement was terminated effective September 30, 2001.

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

CUSTOMERS; THIRD PARTY ADMINISTRATION

       Pursuant to the TPA Agreement, the Registrant provides third party administrative services for the Insurance to The Guardian. The Guardian represents the Registrant's largest customer in its third party administration business, accounting for more than 90% of such business during the years ended December 31, 1999, December 31, 2000 and December 31, 2001. The failure of the Registrant to retain The Guardian as a customer by the failure of the Registrant to correct any Event of Default, by The Guardian electing to administer the Insurance and terminate the TPA Agreement as discussed above, or for any other reason, would have a material adverse effect on the Registrant's business and plan of operations. See "-TPA Agreement; Third Party Administration Business" and "-The Guardian."

COMPETITION

       The third party administration business is competitive. Competition is primarily based upon range and proficiency of services and fee structures. The Registrant believes that it has few competitors, most of whom service other coverages in addition to the Insurance. The Registrant's competitors vary in size, many of which have longer operating histories, offer a broader range of services other than third party administration of insurance policies and generally have greater financial, marketing and management resources than the Registrant. The Company relies upon the expertise of its employees and executive officers, particularly Stanley S. Mandel, the Company's President. Such executive officers have an average of more than twenty years experience in the insurance industry and third party administration business. The Registrant and Mr. Mandel entered into an employment agreement effective upon the Closing Date, which agreement was amended effective as of October 1999. Pursuant to the employment arrangement, Mr. Mandel was initially employed for a two-year period, plus up to an additional three years subject to (i) the continuation of the Registrant's third party administration arrangement with The Guardian or (ii) the occurrence of a change-of control Event (as defined therein). The loss of Mr. Mandel would have a material adverse effect upon the Company's business and plan of operations. See "-TPA Agreement; Third Party Administration Business"; "-Marketing" and "-Employees."

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

EMPLOYEES

       As of December 31, 2001, the Company had thirty-eight (38) employees. Seven (7) of these employees are executive officers, five (5) provide claims services as examiners, one (1) provides general and administrative services and twenty-five (25) provide all other services. The Company believes its relations with its employees are satisfactory.

ARISTA'S FORMER INSURANCE OPERATIONS

       Effective June 30, 1998, Arista ceased engaging in the sale and underwriting of statutory, super statutory and voluntary disability benefits insurance in the State of New York.

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

       Effective December 29, 1995, Arista issued a $3,000,000 surplus note (the "Surplus Note") to Cologne Life Underwriting Management Company ("CLUMCO"). The Surplus Note provided for interest at the rate of 10.5% per annum, and provided for the principal to be repaid in eight equal installments in years three through ten, together with any accrued interest. These repayments of principal and accrued interest were only to be made out of the free and divisible surplus of Arista, and were subject to the approval of the Department. If the principal and interest were not repaid in full at the end of the ten years, the Surplus Note would be renewed annually for additional one-year terms until the balance was repaid. The Surplus Note permitted prepayment subject to the prior approval of the Department. In addition, the Registrant issued a ten year warrant to CLUMCO to purchase up to 150,000 shares of the Company's Class A Common Stock, subject to certain conditions, at an exercise price of $3.50 per share. Effective as of January 1, 1998, in connection with Arista's entering into a new reinsurance arrangement with The Guardian, Arista terminated its reinsurance agreement with Cologne Life Reinsurance Company ("Cologne"). As a result of such termination and the Transaction, the Surplus Note plus accrued interest was repaid on December 18, 1998. In addition, CLUMCO did not exercise the warrant, and such warrant expired in October, 1998. See "Cession of Insurance; Commencement of Third Party Administration Business by the Registrant-The Agreements" and "-Reinsurance Ceded."

PROPOSED SALE OF ARISTA TO DELTA DENTAL PLAN OF INDIANA, INC.

       The Registrant entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") dated as of June 15, 2001, to sell to Delta Dental Plan of Indiana, Inc., a not-for-profit corporation, all of the issued and outstanding shares of capital stock of Arista (the "Transaction"). The Stock Purchase Agreement contains certain representations, warrants and indemnification provisions by the Registrant. The completion of the Transaction is subject to various closing conditions, contingencies and regulatory approvals, including, but not limited to, approval from the New York State Insurance Department. The parties anticipate that the Transaction will be consummated during 2002.

WCA HOLDINGS, INC.

       Previously, the Registrant and Arista entered into a Stock Purchase Agreement dated as of October 22, 1999, to sell to WCA Holdings, Inc., a Connecticut corporation, all of the issued and outstanding shares of capital stock of Arista. The Stock Purchase Agreement with WCA Holdings, Inc. was terminated in November, 2000.

CLAIMS

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

RESERVES

       Insurance companies are required to maintain reserves for unearned premiums, for unpaid losses, unpaid loss adjustment expenses and New York State assessments for this line of business. These reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those incurred but not reported. Arista established these reserves based upon its prior experience.

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

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                         1997        1998     1999        2000        2001
                                                       --------    --------  --------   ---------   ---------

     Estimated gross liability for
     unpaid losses, LAE reserves,
     and DBL assessments                               $  3,392    $      0  $      0   $       0   $       0
                                                       --------    --------  --------   ---------   ---------

     Gross   amounts actually paid against reserves:

              One year later                              2,917

              Two years later                                 -

              Three years later                               -

              Four years later                                0           0         0           0           0
                                                       --------    --------  --------   ---------   ---------
     Redundancy (deficiency)                                475           0         0           0           0
     Cumulative redundancy
              (deficiency)                             $  1,514    $      0  $      0   $       0   $       0
                                                       ========    ========  ========   =========   =========

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

       The following table summarizes the Company's investment results before income taxes for the five years ended December 31, 2001:

                                            1997         1998         1999      2000   2001
                                            ----         ----         ----      ----   ----

Net investment income                 $  513,913    $ 543,856  $   152,527  $ 39,275   $  19,937
Net realized investment
  gain (loss)                         $   (2,519)   $       0  $   (10,410) $      0   $       0
Other comprehensive
   income (loss)                      $    4,955    $  (5,698) $    27,972  $      0   $       0
Average annual yield on
  total investments(1)                      5.83%        6.02%        4.64%     6.53%       3.59%

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

       The Company is also regulated under New York State Insurance Law, Article 15, the "Holding Companies" statute. The regulations promulgated under the "Holding Companies" statute require prior regulatory agency approval of changes in control of an insurer and of transactions within the holding company structure. In 1996, the Department examined Arista for the five-year period ended December 31, 1994. The examination was completed and a report was filed in 1999. In February, 2001, the Department commenced an examination of Arista for the five-year period ended December 31, 1999. The examination was completed and a report was filed on May 10, 2001.

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

       In 2000 and 2001, Arista did not pay any dividends to the Registrant.

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

THE COLLECTION GROUP

       The Collection Group, Inc., a wholly-owned subsidiary of the Registrant, commenced operations during July 1991. The Company dissolved The Collection Group, Inc. in January 2001.

ITEM 2.  PROPERTIES.

       The Registrant's and Arista's principal executive offices are located at 116 John Street, New York, New York 10038. The offices contain approximately 16,100 square feet. Effective on June 1, 2000, the Company entered into a new seven year lease for its principal executive office space at an average rent over the term of the lease of approximately $422,000 per year, exclusive of electricity and a share of various operating expenses.

       The Company has the option to terminate the lease provided it notifies the landlord six months prior to the termination date, and remits to the landlord a sum equal to six months of the then existing rent plus all unamortized capital improvement costs.

       Arista provides certain office services to Bernard Kooper Life Agency, a life and health insurance agency owned by Bernard Kooper, the Chairman of the Board of the Company. The Bernard Kooper Life Agency reimburses the Company for a portion of these costs.

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

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

       (a) Until March 30, 2000, the Company's Class A Common Stock was traded on the Nasdaq SmallCap Market. As a result of the Company's net tangible assets as of September 30, 1999, the Company no longer met the continued listing requirements of the Nasdaq SmallCap Market. Therefore, effective March 30, 2000, the Company's Class A Common Stock commenced trading on the Over-the-Counter Bulletin Board ("OTCBB") service. The following table presents the high and low closing prices for the Company's Class A Common Stock as reported by the Nasdaq SmallCap Market during the period ending March 2000, and as reported by the OTCBB since March 30, 2000. The table represents inter-dealer prices, which do not include retail mark-ups and mark-downs, or any commissions to the broker dealer, and may not necessarily represent actual transactions.

          For the Period Ending December 31, 2002:
          ---------------------------------------
                                       Class A
          Quarter  Range            Common Stock
          -------  -----            ------------

          First    High             $ 1.32
                   Low              $ 1.30
          For the Period Ended December 31, 2001:
          --------------------------------------
                                       Class A
          Quarter  Range            Common Stock
          -------  -----            ------------

          First    High             $  1.75
                   Low              $ 1.219

          Second   High             $ 1.75
                   Low              $ 1.50

          Third    High             $ 1.75
                   Low              $ 1.60

          Fourth   High             $ 1.60
                   Low              $ 1.15

          FOR THE PERIOD ENDED DECEMBER 31, 2000:

                                        Class A
          Quarter  Range            Common Stock
          -------  -----            ------------
          First    High             $ 1.938
                   Low              $  1.00

          Second   High             $  1.75
                   Low              $  1.50

          Third    High             $  2.75
                   Low              $  1.50

          Fourth   High             $ 2.75
                   Low              $ 1.219

       (b) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS:

       The number of holders, including individual participants in security position listings of registered clearing agencies, as of April 10, 2002, was approximately 230.

                                             Approximate Number of
        Title of Class                        Record Holders *
        --------------                       ---------------------
        Class A Common Stock, $.01 par value        54

* As of April 10, 2002

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

Item 6. Consolidated selected Fiancial Data

                                                                           Years Ended December 31,
                                                      ----------------------------------------------------------------
                                                        2001          2000          1999           1998          1997
                                                      ---------    ---------     -----------   -----------   ---------
                                                                   (in thousands, except per share amounts)
Statement of operations data:
  Revenue from continuing operations:
    Third party administrative services             $   3,848     $   3,967     $   3,506      $   1,483     $     351
    Investment income                                      20            39           152            544           514
    Realized and unrealized investment losses               -             -           (10)             -            (3)
    Other income                                          133            10            11             19             7
  Expenses:
    General and administrative expenses                (4,134)       (3,774)       (3,669)        (2,427)         (740)
                                                    ---------     ---------     ---------      ---------     ---------

      Income (loss) from continuing operations
        before provision for income taxes                (133)          242           (10)          (381)          129
                                                    ---------     ---------     ---------      ---------     ---------

  Provision for income taxes (benefit) of net
    operating loss carryforward                           (27)          124            27           (143)           50
                                                    ---------     ---------     ---------      ---------     ---------

      Net provision (benefit)                             (27)          124            27           (143)           50
                                                    ---------     ---------     ---------      ---------     ---------
  Net income (loss) from continuing operations           (106)          118           (37)          (238)           79
                                                    ---------     ---------     ---------      ---------     ---------
  Discontinued operations:
    Income (loss) from operations of disposed
      segments                                              -             -             -           (167)           21

    Gain on disposal of segments (net of income
      taxes of $531 in 1998)                                -             -             -            838             -
                                                    ---------     ---------     ---------      ---------     ---------
      Net income from discontinued operations               -             -             -            671            21
                                                    ---------     ---------     ---------      ---------     ---------

      Net income (loss)                             $    (106)    $     118     $     (37)     $     433     $     100
                                                    =========     =========     =========      =========     =========

  Per common share:
    Basic:
      Income (loss) from continuing operations      $    (.04)    $     .05     $    (.01)     $    (.09)    $     .03
      Income (loss) from discontinued operations    $       -     $       -     $       -      $     .26     $     .01
    Diluted:
      Income (loss) from continuing operations      $    (.04)    $     .05     $    (.01)     $    (.09)    $     .03
      Income (loss) from discontinued operations    $       -     $       -     $       -      $     .26     $     .01

  Weighted average number of common shares:

    Basic                                           2,570,100     2,570,100     2,587,875      2,617,500     2,617,500
                                                    =========     =========     =========      =========     =========

    Diluted                                         2,570,100     2,570,100     2,587,875      2,617,500     2,617,500
                                                    =========     =========     =========      =========     =========
Balance sheet data:
  Short-term investments                            $       -     $       -     $     175      $       -     $       -
  Cash and equivalents                                    472           464           206          6,331         8,297
  Receivable from third party administration              511           596         1,074          7,802             -
  Premiums receivable                                       -             -             -              -         2,979
  Total assets                                          1,687         1,902         2,460         10,638        17,033
  Payable to reinsurer                                      -             -             -              -           159
  Claims liabilities                                        -             -             -              -         3,392
  Unearned premiums                                         -             -             -              -         1,465
  Commissions payable                                       -             -             -              -           730
  Total stockholders' equity                            1,055         1,161         1,042          6,930         6,503

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

GENERAL

       Prior to July 1, 1998, the Company, through its wholly-owned subsidiary, Arista Insurance Company, operated principally as an underwriter of New York State disability insurance to some 23,000 policyholders and 229,000 covered lives in the New York Metropolitan Area. In November 1998, effective July 1, 1998, the Company ceded its disability insurance underwriting operations to The Guardian pursuant to the Treaty and concurrently, the Registrant entered into the TPA Agreement under which the Company performs various functions as an independent administrator for all disability policies ceded to The Guardian and for other New York State statutory disability policies issued by The Guardian and other entities (the "TPA services") and as a managing general agency with respect to a substantial portion of the business administered herein.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO DECEMBER 31, 2000

       Consolidated total revenues during the years ended December 31, 2001 and 2000 were $4,001,187 and $4,015,601, respectively. During the years 2001 and 2000, the Company operated solely as full-time third party administrative and managing general agency service provider (a "Provider").

       Consolidated revenues from third party administrative service operations for the years ended December 31, 2001 and 2000 were $3,848,094 and $3,966,704, respectively. Revenues decreased in 2001 mainly due to a premium rate reduction required by the New York State Insurance Department relating to some plans administered by the Company.

       Consolidated miscellaneous income in 2001 was $133,156 as compared to $9,622 in 2000. The increase in 2001 was due to increased sales activities pursuant to the Company's managing general agency services.

       The consolidated net loss for the year 2001 was ($106,166) (-$0.04 per share). The consolidated net income for the year 2000 was $118,203 ($0.05 per share).

       Consolidated investment income in 2001 was $19,937 as compared to $39,275, in 2000. The decrease in 2000 was due a to a lower average annual yield on total investments.

       Consolidated general and administrative expenses for 2001 was $4,134,294 as compared to such expenses of $3,773,390 for 2000. The increase in consolidated general and administrative expenses in 2001 was due principally to increases in rent, legal expenses and corporate insurance. Effective October 1, 2001, officers reduced their salaries and benefits, and management decreased the number of clerical staff in order to reduce the total general and administrative expenses.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

       Consolidated revenues during the years ended December 31, 2000 and 1999 were $3,966,704 and $3,505,816, respectively, from the Company's continuing third party administrative service operations. During the years of 2000 and 1999, the Company operated solely as a Provider. Revenues increased in 2000 mainly due to the additional fees earned by the Company acting as a Provider for an acquisition completed by its primary client in August 1999 and other increased business. In addition, the Company entered into a third party administration agreement effective October 1, 2000, with a new client.

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

       Consolidated general and administrative expenses for 2000 was $3,773,390 as compared to such expenses of $3,669,298 for 1999. The increase in consolidated general and administrative expenses in 2000 was due principally to increases in rent and salaries and wages for claims department employees.

FINANCIAL CONDITION

YEAR ENDED DECEMBER 31, 2001 COMPARED TO DECEMBER 31, 2000

       Despite the reduction in assets and liabilities at December 31, 2001 as compared to December 31, 2000, the Company's financial condition remains stable. These reductions pertain mainly to reductions in receivables from third party administration and from a payable to related parties.

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO DECEMBER 31, 2000

       Retained earnings decreased from $1,161,829 at December 31, 2000 to $1,055,663 at December 31, 2001 as a result of the Company's net comprehensive loss of ($106,166).

CASH AND CASH EQUIVALENTS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO DECEMBER 31, 2000

       At December 31, 2001, the Company had cash and cash equivalents aggregating $472,940, compared to $463,573 at December 31, 2000.

INFLATION AND SEASONALITY

       The Company does not anticipate that inflation will significantly impact its business and does not believe that its business is seasonal.

CONCENTRATION OF CUSTOMERS

       The Guardian represents the Registrant's largest customer in its third party administration business, accounting for more than 90% of such business during the years ended December 31, 1999, December 31, 2000 and
December 31, 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Market risk encompasses liquidity and price risk, both of which arise primarily in global financial markets. The Company's operations are not exposed to material interest rate or foreign currency exchange risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The response to this item is submitted in Part IV of this Form 10-K on page F-1 to S-5.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

       The information required under this item will be set forth in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Company's 2001 year end and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

       The information required under this item will be set forth in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Company's 2001 year end and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information required under this item will be set forth in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Company's 2001 year end and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information required under this item will be set forth in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Company's 2001 year end and is incorporated herein by reference.

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

EXHIBIT NO.    (a)(3) EXHIBITS.

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
                    Insurance Company,  incorporated  by reference to
                    Exhibit No. 2 to the Company's 10-K for the year ended
                    December 31, 1988
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
                    Kooper, dated February 17, 1993, incorporated by reference to Exhibit 10.22 to the Company's 10-K for the year ended December 31, 1993

EXHIBIT NO.    (a)(3) EXHIBITS.

10.22.1        --   Amendment  No. 1 to the  Employment Agreement between
                    Arista and Bernard Kooper dated July 20, 1994 (3)
10.23          --   Employment Agreement between Arista and Stanley Mandel,
                    dated February 17, 1993, incorporated by reference to
                    Exhibit 10.23 to the Company's 10-K for the year ended
                    December 31, 1993
10.23.1        --   Amendment No. 1 to the Employment Agreement between
                    Arista and Stanley Mandel, dated July 20, 1994 (3)
10.24          --   Consulting  Agreement between Arista and  International
                    Management Consultants,  dated  May 1, 1993, incorporated
                    by  reference to Exhibit  10.24 to the Company's  10-K for the year ended December 31, 1993
10.25          --   Split-Dollar Insurance Agreement between Arista Investors
                    Corp., Arlyne Kooper and Bernard Kooper, dated
                    July 20, 1994 (3)
10.26          --   Split-Dollar Insurance Agreement between Arista, Stanley
                    Mandel and Joy Mandel, dated July 20, 1994 (3)
10.28          --   Collateral Assignment, dated July 20, 1994 (Joy Mandel) (3)
10.29          --   Collateral  Assignment,  dated July 20,  1994  (Bernard
                    Kooper and Arlyne Kooper) (3)
10.30          --   Lease Agreement, dated January 9, 1995  between  the
                    Company and  Hacienda Intercontinental Realty, N.V. (3)
10.30.1        --   Letter  dated  March  12,  1996  from  the  Company
                    addressed  to  Williamson, Picket & Gross, Inc. (4)
10.30.2        --   Letter dated March 13, 1996 from Williamson,  Picket &
                    Gross,  Inc. addressed to the Company (4)
10.31          --   Assumption  Reinsurance  Treaty,  dated  April 1, 1994
                    between the Company and Aetna Life Insurance Company (3)
10.32          --   Reinsurance  Treaty,  dated  October  1, 1995,  between
                    Arista and Cologne Life Reinsurance Company (4)
10.32.1        --   Surplus Note  Agreement,  dated  December 29, 1995,  between
                    Arista and Cologne Life Underwriting Management Company  (4)
10.32.2        --   Warrant issued to Cologne Life Underwriting Management
                    Company (4)
10.33          --   Lease  (Storage  space #7)  effective  January 1, 1996
                    between the
                    Company and Hacienda Intercontinental Realty, N.V. (4)
10.34          --   Sublease  (Storage space #7) effective  January 1, 1996
                    between the Company and Arista (4)

10.35          --   Sublease effective June 1, 1995 between the Company and
                    Arista (4)
10.36          --   Stock Purchase  Agreement  dated as of July 13, 1995 between
                    Arista and American Travelers Life Insurance Company (4)
10.37          --   Secured  Promissory  note,  dated June 14, 1996,  issued by
                    Bernard Kooper  to  Arista  Investors  Corp.  in  the
                    aggregate  principal amount of $500,000 (5)
10.38          --   Pledge and Escrow  Agreement,  dated  June 14,  1996,  by
                    and among Bernard  Kooper,  as pledgor,  Arista  Investors
                    Corp., as pledgee and Morrison Cohen Singer & Weinstein,
                    LLP, as escrow agent (5)
10.39          --   Letter Agreement,  dated June 14, 1995,  between Bernard
                    Kooper and Arista Investors  Corp.,  granting Arista
                    Investors Corp. an option to acquire  47,400  shares of its
                    Class B common  stock,  par value $.01 per share (5)
10.40          --   Letter dated October 31, 1996,  addressed to  Williamson,
                    Picket & Gross, Inc. (6)
10.41          --   Letter  Agreement,  dated December 11, 1996,  terminating
                    sublease between the Company and Arista (Storage Space #5)
                    (6)
10.42          --   Quota  Share  Reinsurance   Treaty  between  the  Company
                    and  The Guardian  Life  Insurance  Company  of  America,
                    effective  as  of January 1, 1998 (7)
10.43          --   Employment  Agreement  between  Stanley  Mandel  and  the
                    Company, incorporated  by  reference  to Exhibit  10.43 to the Company  Form 10-Q for the quarter ended
                    September 30, 1998
10.43.1        --   Amendment  No.  1  to  the  Employment  Agreement  between
                    Stanley Mandel and the Company, dated January 21, 2000(9)
10.44          --   Assumption  Reinsurance  Agreement between Arista,  the
                    Company and The Guardian,  dated September 23, 1998,
                    incorporated by reference  to Exhibit A to the  Company's
                    Definitive  Proxy  Statement  dated September 23, 1998
10.45          --   Administrative  Services  Agreement  between The  Guardian and the Company,  dated  September 23, 1998,  incorporated by reference to Exhibit  B  to  the  Company's  Definitive
                    Proxy  Statement  dated September  23, 1998
10.45.1        --   Amendment to the Administrative Services Agreement  between
                    The Guardian and the Company, dated as of January 1, 1999 (9)

EXHIBIT NO.    (a)(3) EXHIBITS.

10.46          --   Employment Agreement between Peter Norton and the
                    Company (including  Employment  Agreement  Assignment, dated as of February 1, 1999) (8)
10.46.1        --   Amendment No. 1 to the  Employment  Agreement  between Peter
                    Norton and the Company, effective as of July 1, 1999. (9)
10.47          --   1999  Non-Qualified  Stock Option Plan,  incorporated  by
                    reference to Exhibit A to the Company's  Definitive  Proxy
                    Statement,  dated July 12, 1999
10.48          --   1999  Restricted  Stock Plan,  incorporated by reference to
                    Exhibit B to the Company's Definitive Proxy Statement, dated
                    July 12, 1999
10.49          --   Lease Agreement, dated as of May 9, 2000, between the
                    Company and Hacienda Intercontinental Realty, N.V.,
                    incorporated by reference to Exhibit 10.49 to the Company's
                    Form 10-K for the year ended December 31, 2000
21.1           --   List of Subsidiaries
24.1           --   Powers of  Attorney, incorporated by reference to
                    Exhibit 25.1 to the  Company's   Registration  Statement  on
                    Form  S-1  (File  No. 33-20101),  dated  February 11,  1988, as amended on May 6, 1988, declared  effective on
                    May 16, 1988, and amended by  Post-Effective Amendment No. 1 dated April 27, 1989
---------------

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

                                         ARISTA INVESTORS CORP.

Dated: April 12, 2002           By:      /s/ Stanley S. Mandel
                                         ---------------------------------------
                                                 Stanley S. Mandel, President

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                              TITLE                         DATE
---------                              -----                         -----

/s/ Bernard Kooper              Chairman of the Board            April 12, 2002
---------------------------
Bernard Kooper

/s/ Stanley S. Mandel           President and Director           April 12, 2002
---------------------------     (principal executive officer)
Stanley S. Mandel

/s/ Susan J. Hall               Senior Vice President,           April 12, 2002
---------------------------     Treasurer and Secretary
Susan J. Hall                   (principal financial and
                                accounting officer)

/s/ Daniel Glassman             Director                         April 11, 2002
---------------------------
Daniel Glassman

/s/ Michael Krasner             Director                         April 11, 2002
---------------------------
Michael Krasner


/s/ Louis H. Saltzman           Director                         April 12, 2002
---------------------------
Louis H. Saltzman

                             ARISTA INVESTORS CORP.

                                    FORM 10-K
                              FINANCIAL STATEMENTS
                                  AND SCHEDULES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                      WITH
                          INDEPENDENT AUDITORS' REPORT

ARISTA INVESTORS CORP.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Years Ended December 31, 2001, 2000 and 1999

                                                                                                                   Page
Independent Auditors' Report                                                                                        F-2

Consolidated Financial Statements:

   Consolidated Balance Sheets                                                                                      F-3

   Consolidated Statements of Income and Comprehensive Income                                                       F-4

   Consolidated Statements of Changes in Stockholders' Equity                                                       F-5

   Consolidated Statements of Cash Flows                                                                          F-6-7

   Notes to Consolidated Financial Statements                                                                    F-8-28

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Arista Investors Corp.:

We have audited the accompanying consolidated balance sheets of Arista Investors Corp. ("the Company") as of December 31, 2001 and 2000 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arista Investors Corp. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

                                   /s/ Rosen Seymour Shapss Martin & Company LLP CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
January 31, 2002

ARISTA INVESTORS CORP.

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000

                                                                                      2001                   2000
                                                                                ----------------       ----------------
ASSETS

CASH AND EQUIVALENTS (Note 2)                                                   $       472,940        $       463,573
DEFERRED ACQUISITION COSTS, net (Note 2)                                                 57,689                 96,148
RECEIVABLES FROM RELATED PARTIES (Notes 4 and 6)                                        445,962                450,739
RECEIVABLES FROM THIRD PARTY ADMINISTRATION (Notes 3
   and 6)                                                                               510,700                596,012
FURNITURE AND EQUIPMENT, at cost, net of accumulated
   depreciation of $903,908 in 2001 and $890,999 in
   2000 (Note 2)                                                                         15,025                 28,024
PREPAID AND REFUNDABLE INCOME TAXES                                                      33,564                 56,189
DEFERRED INCOME TAXES, net (Note 10)                                                     34,100                      -
OTHER ASSETS (Note 4)                                                                   117,032                210,948
                                                                                ----------------       ----------------

           Total assets                                                         $     1,687,012        $     1,901,633
                                                                                ================       ================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

   Accounts payable and accrued expenses                                        $       632,288        $       540,743
   Payable to related parties (Note 6a)                                                       -                200,000
                                                                                ----------------       ----------------

           Total liabilities                                                            632,288                740,743
                                                                                ----------------       ----------------
COMMITMENTS AND CONTINGENCIES (Notes 4 and 6)

STOCKHOLDERS' EQUITY (Notes 7 and 8):
   Class A common stock, $.01 par value; 9,950,000 shares
      authorized, 2,580,100 shares issued                                                25,801                 25,801
   Retained earnings                                                                  1,055,663              1,161,829
                                                                                ----------------       ----------------
                                                                                      1,081,464              1,187,630
   Cost of 10,000 shares Class A common
      stock held in treasury                                                            (26,740)               (26,740)
                                                                                ----------------       ----------------

           Total stockholders' equity                                                 1,054,724              1,160,890
                                                                                ----------------       ----------------

           Total liabilities and stockholders' equity                           $     1,687,012        $     1,901,633
                                                                                ================       ================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ARISTA INVESTORS CORP.

CONSOLIDATED STATEMENTS OF INCOME AMD COMPREHENSIVE INCOME

Years Ended December 31, 2001, 2000 and 1999

                                                                       2001                2000                1999
                                                                 ---------------     ---------------    ---------------
REVENUE:

  Third party administrative services (Note 6c)                   $  3,848,094        $  3,966,704        $  3,505,816
  Net investment income (Note 12)                                       19,937              39,275             152,527
  Net realized investment losses (Note 12)                                   -                   -             (10,410)
  Other income (Note 6c)                                               133,156               9,622              10,840
                                                                 ---------------     ---------------    ---------------
        Total revenue                                                4,001,187           4,015,601           3,658,773
                                                                 ---------------     ---------------    ---------------
EXPENSES:

  General and administrative expenses                                4,134,294           3,773,390           3,669,298
                                                                 ---------------     ---------------    ---------------
        Income (loss) before income tax provision (benefit)           (133,107)            242,211             (10,525)
                                                                 ---------------     ---------------    ---------------
PROVISION (BENEFIT) FOR INCOME TAXES (Note 10)                         (26,941)            124,008              27,042
                                                                 ---------------     ---------------    ---------------
        Net income (loss)                                             (106,166)            118,203             (37,567)
                                                                 ---------------     ---------------    ---------------
OTHER COMPREHENSIVE INCOME (LOSS):

  Unrealized loss on securities during year                                  -                   -              (1,850)
  Less reclassification for amounts included
    in net income (loss)                                                     -                   -              29,822
  Income tax                                                                 -                   -              (5,484)
                                                                 ---------------     ---------------    ---------------
        Other comprehensive income (loss), net                               -                   -              22,488
                                                                 ---------------     ---------------    ---------------
TOTAL COMPREHENSIVE INCOME (LOSS)                                 $   (106,166)       $    118,203        $    (15,079)
                                                                 ===============     ===============    ===============

NET INCOME (LOSS) PER COMMON SHARE:

  Basic income (loss) per share                                   $       (.04)       $        .05        $       (.01)
                                                                 ===============     ===============    ===============
  Diluted income (loss) per share                                 $       (.04)       $        .05        $       (.01)
                                                                 ===============     ===============    ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:

  Basic (Note 11)                                                    2,570,100           2,570,100           2,587,875
                                                                 ===============     ===============    ===============
  Diluted (Note 11)                                                  2,570,100           2,570,100           2,587,875
                                                                 ===============     ===============    ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ARISTA INVESTORS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2001, 2000 and 1999

                                                  Common Stock
                              ----------------------------------------------------
                                       Class A              Convertible Class B                                 Accumulated
                              -----------------------  ---------------------------    Additional                   other
                               Number of     Par value      Number      Par value      paid-in      Retained    comprehensive
                                 shares        $ .01      of shares       $ .01        capital      earnings       income
                              -----------  -----------  ------------   -----------   -----------  ------------- -------------
Balance -January 1, 1999       2,580,100      $ 25,801       47,400       $  474      $5,989,609    $1,468,780    $(22,488)

  Net loss - 1999                      -             -            -            -               -       (37,567)          -

  Acquisition of
    Convertible
    Class B common stock
    (Note 8)                           -             -            -            -               -             -           -
  Retirement of treasury
    stock                              -             -      (47,400)        (474)       (258,286)     (387,587)          -
  Partial liquidation
    distribution                       -             -            -            -      (5,731,323)            -           -
  Transfer of unrealized
    securities loss                    -             -            -            -               -             -      22,488
                              -----------  -----------  ------------   -----------   -----------  ------------- -------------
Balance - December 31, 1999    2,580,100        25,801            -            -               -     1,043,626           -
  Net income - 2000                    -             -            -            -               -       118,203           -
                              -----------  -----------  ------------   -----------   -----------  ------------- -------------
Balance - December 31, 2000    2,580,100        25,801            -            -               -     1,161,829           -
  Net loss - 2001                      -             -            -            -               -      (106,166)          -
                              -----------  -----------  ------------   -----------   -----------  ------------- -------------
Balance - December 31, 2001    2,580,100      $ 25,801            -       $    -      $        -    $1,055,663    $      -
                              ===========  ===========  ============   ===========   ===========  ============= =============

                                               Class A    Convertible
                                 Secured       common       Class B
                                promissory      stock     common stock
                                   note        held in      held in
                                receivable    treasury      treasury       Total
                               ------------  -----------  -------------  -----------
Balance -January 1, 1999        $(500,000)     $(26,740)    $      -     $6,935,436

  Net loss - 1999                       -             -            -        (37,567)

  Acquisition of
    Convertible
    Class B common stock
    (Note 8)                      500,000             -     (646,347)      (146,347)
  Retirement of treasury
    stock                               -             -      646,347              -
  Partial liquidation
    distribution                        -             -            -     (5,731,323)
  Transfer of unrealized
    securities loss                     -             -            -         22,488
                               ------------  -----------  -------------  -----------
Balance - December 31, 1999             -       (26,740)           -      1,042,687
  Net income - 2000                     -             -            -        118,203
                               ------------  -----------  -------------  -----------
Balance - December 31, 2000             -       (26,740)           -      1,160,890
  Net loss - 2001                       -             -            -       (106,166)
                               ------------  -----------  -------------  -----------
Balance - December 31, 2001      $      -      $(26,740)    $      -     $1,054,724
                               ============  ===========  =============  ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ARISTA INVESTORS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

Years Ended December 31, 2001, 2000 and 1999

                                                                       2001                2000                1999
                                                                 ---------------     ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $   (106,166)       $    118,203        $    (37,567)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation                                                        12,999              19,905              39,340
    Amortization of deferred acquisition costs                          38,459              38,460              19,230
    Loss on sale of investments                                              -                 112              10,410
    Deferred income taxes                                              (34,100)                  -             759,310
    (Increase) decrease in operating assets excluding
      effects of discontinued operations:
      Prepaid and refundable income taxes                               22,625              83,715            (139,904)
      Receivable from related parties                                    4,777             (27,820)            (81,767)
      Receivable from third party administration                        85,312             478,127          (1,066,337)
      Other assets                                                      93,916              52,038             243,438
    Increase (decrease) in operating liabilities excluding effects of discontinued operations:

      Accounts payable and accrued expenses                             91,545             (77,166)           (653,070)
      Payable to related parties                                      (200,000)           (600,000)         (1,056,277)
      Income taxes payable                                                   -                   -            (580,319)
                                                                 ---------------     ---------------    ---------------
        Net cash provided by (used in)
         operating activities                                            9,367              85,574          (2,543,513)
                                                                 ---------------     ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Furniture and equipment acquired                                           -              (3,080)             (8,482)
  Proceeds from sale of held-to-maturity securities                          -             475,000           2,456,905
  Proceeds from sale of available-for-sale securities                        -                   -               1,702
  Proceeds from sale of trading securities                                   -                   -                  67
  Purchase of investments                                                    -            (300,000)                  -
  Payments and costs associated with acquired business                       -                   -            (153,838)
                                                                 ---------------     ---------------    ---------------
        Net cash provided by investing activities                            -             171,920           2,296,354
                                                                 ---------------     ---------------    ---------------

(CONTINUED)

ARISTA INVESTORS CORP.

Years Ended December 31, 2001, 2000 and 1999

                                                                       2001                2000                1999
                                                                 ---------------     ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Acquisition of Convertible Class B common stock                 $          -        $          -        $   (146,347)
  Partial liquidation distribution                                           -                   -          (5,731,324)
                                                                 ---------------     ---------------    ---------------
        Net cash used in financing activities                                -                   -          (5,877,671)
                                                                 ---------------     ---------------    ---------------
        Net increase (decrease) in cash and equivalents                  9,367             257,494          (6,124,830)
                                                                 ---------------     ---------------    ---------------
CASH AND EQUIVALENTS:

  Beginning of year                                                    463,573             206,079           6,330,909
                                                                 ---------------     ---------------    ---------------
  End of year                                                     $    472,940        $    463,573        $    206,079
                                                                 ===============     ===============    ===============

SUPPLEMENTAL CASH FLOW DISCLOSURES: Cash paid during the year for:

    Income taxes                                                  $      6,221        $     42,221        $     82,492
                                                                 ===============     ===============    ===============
    Interest                                                      $      3,508        $     22,817        $     68,897
                                                                 ===============     ===============    ===============

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
  The Company canceled a note and acquired
    Convertible Class B common stock as follows:
    Cancellation of secured promissory note from
      shareholder (Notes 4 and 8)                                 $          -        $          -        $    500,000
    Acquisition of Convertible Class B
      common stock (Note 8)                                                  -                   -            (646,347)
                                                                 ---------------     ---------------    ---------------
        Cash paid                                                 $          -        $          -        $   (146,347)
                                                                 ===============     ===============    ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ARISTA INVESTORS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, 2000 and 1999

1.     ORGANIZATION AND NATURE OF BUSINESS

         Arista Investors Corp. (the "Company") was incorporated in the State of New York on September 28, 1978 and re-incorporated in the State of Delaware in October 1986. Until July 1, 1998 the Company was principally a holding company with respect to its wholly-owned subsidiaries, Arista Insurance Company ("Arista"), The Collection Group, Inc. ("Collection") and Arista Administrative Services, Inc. ("Administrative"). Effective July 1, 1998 the Company entered into an Administrative Services Agreement ("TPA Agreement") with The Guardian Life Insurance Company of America ("The Guardian") and commenced services as a third party administrator and as a managing general agency of New York State statutory disability insurance policies including superstatutory and voluntary disability benefits insurance for The Guardian and other entities (collectively, the "Insurance") (see
Note 2).

         Commencing in December 1998 the Company operated exclusively as a third party administrator and as a managing general agency.

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

         Collection was incorporated in August 1989 and commenced operations in July 1991. Collection was dissolved in January 2001. Administrative is an inactive company.

         The Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), as of June 15, 2001, to sell to Delta Dental Plan of Indiana, Inc., a not-for-profit corporation, all of the issued and outstanding shares of common stock of Arista which were held by the Company (the "Transaction"). The Stock Purchase Agreement contains certain representations, warranties, conditions and indemnification provisions. The completion of the Transaction is subject to various closing conditions, contingencies and regulatory approvals, including, but not limited to approval from the NYSID. The parties anticipate that the Transaction will be consummated during 2002.

         Pursuant to the Stock Purchase Agreement, the purchase price shall be equal to the sum of (i) the value of Arista's adjusted capital and surplus as of the closing date; plus (ii) $275,000. Arista's adjusted capital and surplus as of December 31, 2001 was approximately $344,000.

(CONTINUED)

ARISTA INVESTORS CORP.

December 31, 2001, 2000 and 1999

         The Company is licensed by the NYSID as an independent accident and health adjuster (the "License"), and on the date that the cession of the Insurance was consummated, the Company commenced servicing the Insurance pursuant to the TPA Agreement. The License may continue in perpetuity unless otherwise suspended or terminated by an act of the regulator. The Company pays an annual fee for the License.

         As a third party administrator under the TPA Agreement, the Company performs various services relating to the Insurance underwritten by The Guardian, including, but not limited to, pricing of risk, underwriting new and renewal business, investigation, calculation and payment of claims, preparation and transmission of bills, preparation of policy kits and forms, preparations of commission statements, maintenance of records, responding to inquiries from policyholders and providing updates on regulatory changes. Effective January 1, 1999, the TPA Agreement was amended to include an additional book of Insurance acquired by The Guardian.

         The Guardian has the right to terminate the TPA Agreement during its full term upon 60 days prior written notice to the Company upon the occurrence of, among other events: (i) breach of the TPA Agreement by the Company which is not cured within 30 days or which may cause or has caused the revocation of The Guardian's license to do an insurance business in any jurisdiction, (ii) the failure of Stanley S. Mandel, the Company's President, to maintain control of the day-to-day operations of the Company at any time during the first five years following the Effective Date (other than by reason of Mr. Mandel's death or disability, in which case a replacement acceptable to The Guardian may be appointed, (iii) the Company permits any other person to gain operational control of its administrative servicing business or agrees to any arrangement which would end the existence of such business, without giving The Guardian a right of first refusal to purchase such business or (iv) the failure of the Company to maintain a minimum stockholders' equity on its balance sheet of not less than 3.5% of the gross premiums earned on the contracts administered pursuant to the TPA Agreement in the prior calendar year, and such failure continues without being cured for 10 days after receiving notice of such failure from The Guardian. Additionally, after June 30, 2000, The Guardian may terminate the TPA Agreement in the event The Guardian desires to perform the administrative services.

         Effective October 1, 2000, the Company entered into an agreement with Highmark Life Insurance Company of New York ("Highmark") to perform third-party administrative services relating to disability policies underwritten by Highmark. The Company earned a service fee based on both fixed and variable percentages of collected or earned premiums by Highmark. The initial term of the agreement was for the period beginning October 1, 2000 and ending September 30, 2001. This agreement was terminated effective September 30, 2001.

(CONTINUED)

ARISTA INVESTORS CORP.

December 31, 2001, 2000 and 1999

         Effective January 1, 1999, the Company entered into an agreement with the Girl Scouts of U.S.A. (the "Girl Scouts") to provide third-party administrative services for the Super Statutory Disability Benefits Insurance provided by the Girl Scouts. The Company earns a fee of $1.75 per capita per month for providing these services. The initial term of the agreement was January 1, 1999 through December 31, 1999 with automatic renewals for periods of 12 months thereafter. The agreement will remain in effect until terminated by either party upon 60 days prior written notice.

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

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP differs from Statutory Accounting Principles ("SAP") used by insurance companies in reporting to state regulatory and industry agencies as explained in Note 13.

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

(CONTINUED)

ARISTA INVESTORS CORP.

December 31, 2001, 2000 and 1999

         REVENUE RECOGNITION

         Third party administrative (TPA) fees are recognized in the period in which policy premiums are earned. Such fees are determined in accordance with prescribed schedules based on the services performed that meet the definition of "earned revenue" specified in SAB No. 101 issued by the Securities and Exchange Commission (the "SEC") in December 1999.

         Pursuant to the TPA Agreement, the Company receives a fee based upon the premiums earned by The Guardian plus additional fees based upon performance by the Company and results achieved by The Guardian. The TPA Agreement sets three pricing parameters: (i) a basic fee of 5% to 7% of collected premium for all required functions, (ii) an audit fee of +/-1% of the collected premium pursuant to a semi-annual audit performed by The Guardian to determine whether the performance criteria under the TPA Agreement have been complied with, and
(iii) a limited contingency payment based upon the developed incurred loss ratio. The TPA Agreement is effective for a period of five years (until June 30, 2003), subject to earlier termination by The Guardian under certain circumstances as described below.

         FURNITURE AND EQUIPMENT

         Furniture and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for each of the years in the three-year period ended December 31, 2001, was $39,340, $19,905 and $12,999, respectively.

         INVESTMENTS

         Pursuant to the requirements of Statement of Financial Account Standards ("SFAS") 115, the Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity securities" and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling them in the near future are classified as "trading securities," and reported at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses reported as "other comprehensive income" as a separate component of stockholders' equity.

         CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to credit risk consist principally of receivables from third party administration functions and receivables from related parties. Credit risk

(CONTINUED)

ARISTA INVESTORS CORP.

December 31, 2001, 2000 and 1999

with respect to these receivables is considered minimal due to the financial condition of the insurers and deposits held by the Company.

         DEFERRED ACQUISITION COSTS

         Deferred acquisition costs include fees paid and certain other costs in connection with acquiring new third party administration business. These costs have been deferred and are being charged to income over the term of the third party administrative agreement which is four years. Amortization expense for each of the years in the three-year period ended December 31, 2001 was $38,459, $38,460 and $19,230, respectively.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts and related fair values of financial instruments at December 31, 2001 and 2000 are summarized as follows:

                                                             2001                                    2000
                                                -------------------------------      -----------------------------------
                                                 Carrying                                Carrying
                                                  Amount            Fair Value            Amount            Fair Value
                                                -------------  ----------------      -----------------  ----------------
Cash and equivalents (i)                        $  472,940          $  472,940          $  463,573          $  463,573
Receivable from related parties (ii)               445,962             445,962             450,739             450,739
Receivable from third
  party administration                             510,700             510,700             596,012             596,012

         The methods and assumptions used to estimate the fair value of financial instruments are as follows:

         (i) The carrying amounts of cash and equivalents approximate their fair value.

         (ii) The carrying values of receivables from related parties, and receivables from third party administration approximate fair value because of their short-term maturities.

         INCOME TAXES

         The Company and its subsidiaries file a consolidated federal income tax return. Deferred income taxes reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end (see Note 10).

(CONTINUED)

ARISTA INVESTORS CORP.

December 31, 2001, 2000 and 1999

         EARNINGS (LOSS) PER SHARE

         Basic and diluted net income (loss) per common share (Class A and B) have been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share (basic EPS) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted earnings per share (diluted EPS) is computed by dividing net income (loss) used in determining basic EPS by the weighted average number of common shares outstanding during the year, plus the incremental shares, if any, that would have been outstanding upon the assumed exercise of dilutive stock options, warrants and other securities.

         CASH AND EQUIVALENTS

         For purposes of the statement of cash flows, cash equivalents represent highly liquid financial instruments with an original maturity date of three months or less. At December 31, 2001 and 2000 cash and cash equivalents include U.S. Treasury securities and money market accounts as follows:

                                                 2001                2000
                                            ----------------    ---------------
Cash in bank                                  $  413,012          $  104,502
Money market accounts                             59,928              59,071
U.S. Treasury securities                               -             300,000
                                            ----------------    ---------------
                                              $  472,940          $  463,573
                                            ================    ===============

         REPORTING COMPREHENSIVE INCOME

         The Company recognizes other comprehensive income pursuant to SFAS No.
130. In 1999 the Company disposed of all available-for-sale securities, and accordingly, all items of comprehensive income were reclassified to operating income.

3.     ARISTA INSURANCE COMPANY

         CESSION OF INSURANCE BUSINESS

         In November 1998, the Company completed the assumption and transfer of its insurance operations previously conducted by Arista pursuant to an Assumption Reinsurance Agreement (the "Agreement") with The Guardian, effective July 1, 1998. Under the Agreement, Arista received a cession allowance of $3,421,486 which was calculated as 18% of Arista's adjusted earned premium for the period July 1, 1997 to June 30, 1998. The Guardian assumed the insurance related assets and

(CONTINUED)

ARISTA INVESTORS CORP.

December 31, 2001, 2000 and 1999

liabilities of Arista as of June 30, 1998. The cession resulted in a net gain of $838,171, net of income taxes of $530,719. Arista discontinued writing the Insurance effective July 1, 1998. Concurrently with the transfer of its insurance operations to The Guardian, the Company entered into the TPA Agreement with The Guardian effective July 1, 1998. Under the terms of the TPA Agreement, the Company performs administrative and other services relating to the insurance policies it previously issued, as well as other insurance policies underwritten by The Guardian. The Company earns service fees based on both fixed and variable percentages of premiums collected, as earned by The Guardian.

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

         EXTRAORDINARY DIVIDENDS

         In March 1999, the NYSID approved an extraordinary cash dividend of $4,000,000 (the "March 1999 Dividend"), based on its review of Arista's December 31, 1998 Annual Statement, on the condition that there had been no event that significantly impacted Arista's last reported surplus as regards policyholders. The Dividend was paid to its parent company in two installments: $3,000,000 in March 1999 and $1,000,000 in May 1999.

         In April 1999 and June 1999, the NYSID approved dividends of $1,200,000 and $150,000, respectively, based on its review of Arista's filed March 31, 1999 Quarterly Statement, on the condition that there had been no event that significantly impacted Arista's reported March 31, 1999 surplus as regards policyholders. The dividends of $1,200,000 and $150,000, were paid in May 1999 and June 1999, respectively.

(CONTINUED)

ARISTA INVESTORS CORP.

December 31, 2001, 2000 and 1999

         SALE OF COMMON STOCK

         As described in Note 1 above, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), dated as of June 15, 2001, to sell to Delta Dental Plan of Indiana, Inc., a not-for-profit corporation, all of the issued and outstanding shares of common stock of Arista (the "Transaction"). The Stock Purchase Agreement contains certain representations, warranties, conditions and indemnification provisions. The completion of the Transaction is subject to various closing conditions, contingencies and regulatory approvals, including, but not limited to approval from the NYSID. The parties anticipate that the transaction will be consummated during 2002.

         Pursuant to the Stock Purchase Agreement, the purchase price shall be equal to the sum of (i) the value of Arista's adjusted capital and surplus as of the closing date; plus (ii) $275,000. Arista's adjusted capital and surplus as of December 31, 2001 was approximately $344,000.

4.     TRANSACTIONS WITH RELATED PARTIES

         AGENTS

         Bernard Kooper ("Kooper"), Chairman of the Board of the Company and Arista, and owner of 20.4% in 2001, 2000 and 1999 of the Company's outstanding Class A and 100% of the Company's Class B common stock in 1998, is one of the general agents marketing the Insurance. Gross premiums collected from policies placed with The Guardian by Kooper's agency, Bernard Kooper Life Agency, Inc. (the "Agency") aggregated $868,799, $852,930 and $993,706 for the years ended December 31, 2001, 2000 and 1999, respectively. The Agency received approximately $155,700, $153,800 and $177,200 in commissions based on the premiums collected on DBL serviced by the Company for The Guardian during 2001, 2000 and 1999, respectively, for premiums on policies serviced by the Company. Such premiums represented approximately 5.9% of the consolidated gross premiums earned by the Guardian during the year ended December 31, 1998. The Agency, in turn, paid approximately $110,600, $114,000 and $133,000 during 2001, 2000 and
1999, respectively, to other brokers, including approximately $10,600, $13,000 and $19,000, respectively, to brokers who are (or were) members of the Board of Directors of Arista.

         EMPLOYMENT AGREEMENTS

         The Company and Arista had employment agreements with Kooper and Stanley Mandel ("Mandel"), respectively, which were to terminate in February 2001 as explained in Note 6(a). The Company has entered into an employment agreement with Mandel effective November 12, 1998, and amended October 1, 1999, which will expire as described in Note 6(a).

(CONTINUED)

ARISTA INVESTORS CORP.

December 31, 2001, 2000 and 1999

         CONSULTING AGREEMENTS

         In July 1993 Arista entered into an agreement with a consultant for specified services to be performed for a fee of $500 per week. The consultant became a director of Arista in October 1994. The agreement was terminated in January 1999. Arista paid $2,500 in 1999 under this agreement. The Company also paid Kooper $36,000 in 2001 and $42,000 in 2000 for consulting services during the year.

         SECURED PROMISSORY NOTE

         In June 1996 Kooper exercised a warrant granted in 1986 to acquire 365,000 shares of the Company's Class A common stock. In partial payment for the shares, Kooper issued his secured promissory note (the "Promissory Note") to the Company for $500,000. The Promissory Note specified interest at the one-year London Interbank Offered Rate (LIBOR) plus 1.25% payable quarterly and was adjusted on the first day of every October, January, April and July commencing October 1, 1996. The principal balance outstanding and accrued but unpaid interest was due and payable on June 14, 2001. The Promissory Note was to be canceled if the Company exercised an option it held to obtain Kooper's 47,400 shares of Class B common stock. In May, 1999 the Company exercised the option and acquired the 47,400 shares of Class B common stock, resulting in the cancellation of the Promissory Note (see Note 8).

         SALARY ADVANCES

         At December 31, 2001 and 2000, salary advances to an officer and director of the Company and Arista aggregated $50,000 and $100,000, respectively. Such salary advances are limited to one year's compensation and are non-interest bearing. During 1999 the Board adopted a resolution to forgive this salary advance at the rate of $50,000 per calendar year for the calendar years ended December 31, 1999, 2000, 2001 and 2002. For the years ended December 31, 2001 and 2000, $50,000 was forgiven in each year and charged to compensation expense. The unamortized balances of $50,000 and $100,000 at December 31, 2001 and 2000, respectively, have been classified as "other assets" in the accompanying balance sheets.

(CONTINUED)

ARISTA INVESTORS CORP.

December 31, 2001, 2000 and 1999

5.     LEASE COMMITMENTS

         In January 1995 the Company entered into a five-year lease for its principal executive office space, effective June 1, 1995 through May 31, 2000. The lease required monthly base rental payments of $16,925 plus utilities and a proportionate share of various operating expenses. On May 9, 2000 the Company entered into a new lease for its principal executive office space effective June 1, 2000 through May 31, 2007. This lease requires monthly base rental payments of $33,362 through May 2002, $34,812 through May 31, 2005, and $36,263 thereafter plus utilities and a proportionate share of various operating expenses.

         Future minimum annual lease payments for this lease for each of the next five years and in the aggregate thereafter are as follows:

    Year Ending                                Minimum
    December 31,                            Lease Payment
  ---------------                         -----------------
        2002                                $    410,492
        2003                                     417,744
        2004                                     417,744
        2005                                     427,898
        2006                                     435,150
     Thereafter                                  181,313
                                          -----------------
                                            $  2,290,341
                                          =================

         Consolidated rent expense was $454,897 in 2001, $350,204 in 2000 and $271,517 in 1999.

6.     COMMITMENTS AND CONTINGENCIES

         (a)   EMPLOYMENT AGREEMENTS

               In July 1994, Arista entered into a five-year employment agreement with a vice president which provides for annual compensation of $125,000 and annual reimbursement of automobile expenses of up to $9,600. Effective with the sale and transfer of Arista's insurance business to The Guardian on November 12, 1998, Arista assigned this employment agreement to the Company. In addition, the Company may, but is not obligated to, pay a year-end bonus as may be determined by the Board of Directors of the Company. In the event of termination of the agreement by the Company, the Company must provide severance pay in an amount ranging from 60% to 100% of annual compensation of the vice president. The agreement also provides for a one-year covenant not to compete predicated upon

(CONTINUED)

ARISTA INVESTORS CORP.

December 31, 2001, 2000 and 1999

the payment of $75,000 by the Company. Effective July 1, 1999 the agreement was amended to extend the term to December 31, 2000 under the same financial considerations. Effective October, 2001 management reduced base compensation by 15% in order to reduce total general and administrative expenses of the Company.

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

               The Kooper and Mandel Agreements provided that, in the event of a consolidation, merger or sale of all or substantially all of the assets of the Company or Arista (a "Corporate Event") the employment agreements would terminate, and upon such termination, Kooper and Mandel would each be entitled to receive a lump sum payout. Upon consummation of the Agreement with The Guardian on November 12, 1998, Kooper and Mandel were entitled to receive lump sum payouts of $861,658 and $994,619, respectively. During 1999 the Company paid $861,658 to Kooper, and during 2001, 2000 and 1999 paid $200,000, $600,000 and
$194,619, respectively, to Mandel. At December 31, 2000 the amount due to Mandel of $200,000 includes interest compounded monthly, at the applicable federal short-term interest rate as provided in Section 1274(d) of the Internal Revenue Code of 1986, as amended. Interest expense incurred on the lump sum payouts for the years ended December 31, 2001, 2000 and 1999 was $1,301, $21,183 and $58,380, respectively. The payouts are the maximum amounts that would not trigger the excise tax payable in the event of an "excess parachute payment," as such term is defined in the Internal Revenue Code of 1986, as amended.

               In addition, Arista and the Company provided split-dollar life insurance policies in which both Kooper and Mandel participate. Under these agreements, the Company and Arista pay the premiums on these policies for a period of time specified in each agreement, on behalf of Kooper and Mandel. The premium payments have been treated as loans to both Kooper and Mandel and are collateralized by the underlying policies. Insurance loans to Kooper and Mandel aggregated $444,390 at December 31, 2001 and 2000, and have been included in receivables from related parties in the accompanying balance sheets.

(CONTINUED)

ARISTA INVESTORS CORP.

December 31, 2001, 2000 and 1999

               After February 16, 2001 Kooper and Mandel had the right to receive a lump-sum retirement benefit equal to the amount of premiums paid by Arista and the Company attributable to the cumulative increase in cash value of the policies during the specified period of the policies. Each of Kooper's and Mandel's employment agreements provided that, upon the occurrence of a Corporate Event, the Company and Arista must pay to the insurance carrier such sums so as to render as "paid up" the split-dollar life insurance policies provided to Kooper and Mandel. Upon consummation of the Agreement with The Guardian, Arista paid to the insurance carrier $78,133 to render Mandel's policy as "paid up." In April 2000 the Company paid to the insurance carrier $70,518 to render Kooper's policy as "paid-up."

               Mandel and the Company have entered into an employment contract (the "New Mandel Agreement") which commenced November 12, 1998 and will expire upon the termination of the TPA Agreement with The Guardian, but not later than November 11, 2003. The New Mandel Agreement provides for an annual base salary of $185,000 plus a nonaccountable expense allowance of $5,000 per annum. Commencing with the fiscal year beginning January 1, 1999 and ending on December 31 of each fiscal year or portion of such fiscal year (the "Bonus Period") for which Mandel is an employee he is to receive a bonus equal to eight percent of the Company's annual earnings from third party administration operations before income taxes and nonrecurring events for the bonus period.

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

               Effective October 1, 1999 the New Mandel Agreement was amended to provide an annual base salary of $150,000, a $9,000 per annum expense allowance for Company business related automobile costs and expenses, plus a nonaccountable expense allowance of $5,000 per annum. This amendment also provided that for each Bonus Period, Mandel's bonus was to be eight percent of the Company's annual earnings from third party administration operations before income taxes and nonrecurring events for the Bonus Period, but in no event less than $35,000. Mr. Mandel received $35,000, $35,000 and $70,000 for the Bonus Periods ended December 31, 2001, 2000 and 1999, respectively, pursuant to the Agreement. Effective October, 2001 management reduced base compensations by 15% in order to reduce total general and administrative expenses of the Company.

(CONTINUED)

ARISTA INVESTORS CORP.

December 31, 2001, 2000 and 1999

         (b)   RISK OF LOSS

               At December 31, 2001 accounts receivable and cash and equivalents on deposit with financial institutions were in excess of federal deposit insurance coverage by approximately $883,255.

         (c)   OTHER MATTERS

               (1) Effective July 1, 1998, the Company entered into the TPA Agreement with The Guardian to perform administrative, agency and other services relating to insurance as well as other disability policies previously underwritten by The Guardian. The Company earns service fees based on both fixed and variable percentages of collected or earned premiums for The Guardian. This agreement replaced a prior agreement between Arista and The Guardian. The new agreement will terminate June 30, 2003. However, The Guardian may terminate the agreement in the event The Guardian desires to perform these services.

                     Effective January 1, 1999 the Company and The Guardian amended the TPA Agreement to allow the Company to provide The Guardian with third-party administrative services relating to the policies The Guardian assumed from the Amalgamated Life Insurance Company.

               (2) Effective October 1, 2000, the Company entered into an agreement with Highmark Life Insurance Company of New York ("Highmark") to perform third-party administrative services relating to disability policies underwritten by Highmark. The Company earned service fees based on both fixed and variable percentages of collected or earned premiums for Highmark. The initial term of the agreement was for the period beginning October 1, 2000 and ending September 30, 2001. The agreement was terminated effective September 30, 2001.

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

               (4) Effective March 1, 1996, Arista arranged to perform third-party administrative services for Hartford Life and Accident Insurance Company's ("Hartford") Hawaii Temporary Disability Insurance ("TDI") policies. Fees for these services are determined in accordance with a prescribed schedule based on the type of service provided. The arrangement will remain in effect until terminated by either party.

(CONTINUED)

ARISTA INVESTORS CORP.

December 31, 2001, 2000 and 1999

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

               (7) In order to reduce total general and administrative expenses, effective October 1, 2001 management voluntarily reduced the annual compensation by 10% for all officers without an employment contract.

7.     STOCK OPTIONS AND WARRANTS

         1999 NONQUALIFIED STOCK OPTION PLAN

         A Nonqualified Stock Option Plan (the "1999 Nonqualified Plan") was approved by a majority of the Class A common stockholders in August 1999 and became effective on January 1, 2000. The 1999 Nonqualified Plan provides for the grant of options, until August 6, 2009, to purchase up to 350,000 shares of the Company's Class A common stock by key employees and directors of the Company upon terms and conditions determined by a committee (the "Committee") composed of directors of the Company. The options are exercisable for a period of ten years from the date of grant at either a price equal to 100% of the fair market value of the Class A common stock at the time the option is granted, or an amount to be determined in accordance with the procedures established by the Committee. As of December 31, 2001 no options have been granted.

         1999 RESTRICTED STOCK PLAN

         A Restricted Stock Plan (the "1999 Restricted Stock Plan") was approved by a majority of the Class A common stockholders in August 1999 and became effective on January 1, 2000. The Restricted Stock Plan provides for the issuance, until December 31, 2009, of up to 50,000 shares of Class A common stock to key employees and directors of the Company upon terms and conditions determined by the Board of Directors of the Company or a committee appointed by the Board. All restricted stock purchased pursuant to the 1999 Restricted Stock Plan must be authorized by the Board of Directors which will specify the terms and provisions to be contained in the stock purchase agreement and/or the

(CONTINUED)

ARISTA INVESTORS CORP.

December 31, 2001, 2000 and 1999

escrow agreement to be executed by the purchaser. The Board of Directors will determine the per share restricted stock price which shall not be less than the par value of the Class A common stock of the Company on the date the restricted stock is purchased. As of December 31, 2001 no shares have been issued.

8.   STOCKHOLDERS' EQUITY

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

        On May 4, 1999, the Class A Directors of the Board of Directors of the Company exercised the option to acquire the 47,400 shares of Class B common stock, owned by Kooper. Upon the exercise of the option, Kooper received $146,347.50, representing the fair market value of the Company's Class A common stock less the $500,000.00 outstanding principal amount under the secured promissory note, which was cancelled. In November 1999, the Class B common stock acquired from Kooper was retired.

        DIVIDENDS FROM ARISTA TO THE COMPANY

        In February, 1999, Arista paid a dividend of $167,526 to the Company.

        As discussed in Note 3, on January 28, 1999, Arista returned capital of $2,492,000 to the Company.

(CONTINUED)

ARISTA INVESTORS CORP.

December 31, 2001, 2000 and 1999

        During 1999, Arista's Board authorized and the NYSID approved the payment of extraordinary dividends totaling $5,350,000 to the Company.

        PARTIAL LIQUIDATING DISTRIBUTION TO STOCKHOLDERS

        On May 28, 1999 the Company issued a partial liquidating distribution of $5,731,323, representing $2.23 per share to the stockholders of record on May 19, 1999.

        SECURITIES DELISTED

        As a result of the liquidating distribution to stockholders paid in May 1999, the Company's net tangible assets fell below the minimum required for continued listing of the Company's securities on the NASDAQ SmallCap Market. Effective March 30, 2000, the Company's securities were delisted from the NASDAQ SmallCap Market and since March 30, 2000, the stock has been listed on the OTC Bulletin Board service.

9.   PENSION PLAN

        Effective July 1, 1999 the Company adopted a 401(k) Deferred Compensation Plan (the "Plan") which covers all employees who are at least 21 years of age with at least 6 months of service, who elect to participate. Participating employees contribute a percentage of their compensation, as defined, into the Plan, which is limited to an amount allowable under the Internal Revenue Code. The Company makes a matching contribution equal to 50% of the first 6% of compensation deposited as elective contributions. The Company's contribution for the Plan years ended December 31, 2001, 2000 and 1999, was $49,689, $48,433 and $21,872, respectively.

10.  INCOME TAXES

        The following is a reconciliation of the statutory U.S. Federal income tax rate to the effective tax rate as reflected in the accompanying consolidated statements of operations for continuing operations:

(CONTINUED)

ARISTA INVESTORS CORP.

December 31, 2001, 2000 and 1999

                                                2001                         2000                         1999
                                     --------------------------- --------------------------- ---------------------------
                                                    Effective                    Effective                    Effective
                                        Amount       tax rate        Amount      tax rate        Amount       tax rate
                                     ------------ -------------- ------------- ------------- -------------- ------------
CONTINUING OPERATIONS:
  Income (loss) before income
    tax                               $ (133,107)                  $  242,211                   $  (10,525)
                                     ============                =============                =============
  Tax provision (benefit)
    at statutory rates                $  (45,256)       (34.0)%    $   82,352         34.0%     $   (3,579)       (34.0)%
  State franchise and local taxes,
    net of federal benefit                18,315         13.7%        41,656         17.1%         30,621        291.0%
                                     ------------ -------------- ------------- ------------- -------------- ------------
  Income tax provision (benefit)      $  (26,941)       (20.2)%    $  124,008         51.1%     $   27,042        257.0%
                                     ============ ============== ============= ============= ============== ============

         The provision (benefit) for income taxes consists of the following at December 31, 2001, 2000 and 1999:

                                                                       2001                2000                1999
                                                                 --------------       ------------        -------------
             Currently payable (benefit):
               Federal                                            $          -        $     66,071        $   (661,963)
               State and local                                           7,159              57,937             (70,305)
                                                                 --------------       ------------        -------------
                                                                         7,159             124,008            (732,268)
                                                                 --------------       ------------        -------------
             Deferred tax asset:
               January 1,                                                    -                   -            (778,578)
               December 31,                                            (34,100)                  -                   -
                                                                 --------------       ------------        -------------
                     Net change                                        (34,100)                  -             778,578
                                                                 --------------       ------------        -------------
             Deferred tax liability:
               January 1,                                                    -                   -              19,268
               December 31,                                                  -                   -                   -
                                                                 --------------       ------------        -------------
                     Net change                                              -                   -             (19,268)
                                                                 --------------       ------------        -------------
                     Net deferred tax effect                           (34,100)                  -             759,310
                                                                 --------------       ------------        -------------
             Total net income tax provision (benefit)             $    (26,941)       $    124,008        $     27,042
                                                                 ==============       ============        =============

(CONTINUED)

ARISTA INVESTORS CORP.

December 31, 2001, 2000 and 1999

         Temporary differences between financial statement amounts and tax amounts that gave rise to deferred tax assets and liabilities at December 31, 2001, 2000 and 1999 consisted of the following:

                                                                       2001         2000           1999
                                                                    ----------    -----------  ------------
Deferred tax asset:
  Net operating loss carryforward                                   $   34,100    $      -         $     -
                                                                    ----------    -----------  ------------
    Net deferred tax asset                                          $   34,100    $      -         $     -
                                                                    ==========    ===========  ============

11.  NET INCOME (LOSS) PER COMMON SHARE

       The following table reconciles the income (loss) and the weighted-average shares used in the net income (loss) per common share calculation for the years ended December 31, 2001, 2000 and 1999, respectively.

                                                                   Net Income                                Per Share
                                                                     (Loss)               Shares               Amount
                                                               ------------------   ------------------  ------------------
YEAR ENDED DECEMBER 31, 2001:
  Basic EPS                                                       $     (106,166)       2,570,100            $    (.04)
  Effects of dilutive securities:  None                                        -                -                    -
                                                               ------------------   ------------------  ------------------
  Diluted EPS                                                     $     (106,166)       2,570,100            $    (.04)
                                                               ==================   ==================  ==================
YEAR ENDED DECEMBER 31, 2000:
  Basic EPS                                                       $      118,203        2,570,100            $     .05
  Effects of dilutive securities:  None                                        -                -                    -
                                                               ------------------   ------------------  ------------------
  Diluted EPS                                                     $      118,203        2,570,100            $     .05
                                                               ==================   ==================  ==================
YEAR ENDED DECEMBER 31, 1999:
  Basic EPS                                                       $      (37,567)       2,587,875            $    (.01)
  Effects of dilutive securities:  None                                        -                -                    -
                                                               ------------------   ------------------  ------------------
  Diluted EPS                                                     $      (37,567)       2,587,875            $    (.01)
                                                               ==================   ==================  ==================

(CONTINUED)

ARISTA INVESTORS CORP.

December 31, 2001, 2000 and 1999

12.  INVESTMENTS

        Pursuant to New York State insurance regulations, Arista maintains a mandatory trust fund with the Bank of New York containing U.S. Treasury securities with a carrying value of approximately $-0-and $300,000 at December 31, 2001 and 2000, respectively, and short-term investments of $334,025 and $18,243 at December 31, 2001 and 2000, respectively. In 2002, a U.S. Treasury security with a face value of $300,000 was purchased from the funds held in short-term investments. These financial instruments are classified as cash equivalents in the accompanying balance sheet (see Note 2).

                                INVESTMENT INCOME

        Net investment income for the years ended December 31, 2001, 2000 and 1999 consisted of the following:

                                                                       2001                2000                1999
                                                                    ----------          ----------          ----------
INTEREST AND DIVIDENDS:

  Bonds and long-term investments                                   $        -          $    2,638          $   60,432
  Short-term investments                                                19,937              36,637              83,889
                                                                    ----------          ----------          ----------
        Total interest and dividends                                    19,937              39,275             144,321
                                                                    ----------          ----------          ----------
INTEREST ON NOTE RECEIVABLE FROM RELATED PARTY                               -                   -               8,206
                                                                    ----------          ----------          ----------
        Total investment income                                     $   19,937          $   39,275          $  152,527
                                                                    ==========          ==========          ==========

        Realized and unrealized gains and losses on investments for the years ended December 31, 2001, 2000 and 1999 consisted of the following:

                                                                       2001                2000                1999
                                                                    ----------          ----------          ----------
REALIZED GAINS (LOSSES):
  Held-to-maturity investments:
    U.S. Treasury securities                                        $        -          $        -          $   19,432
                                                                    ----------          ----------          ----------
        Total realized gains                                                 -                   -              19,432
                                                                    ----------          ----------          ----------
  Available-for-sale investments:
    Redeemable preferred securities                                          -                   -             (29,822)
    Equity securities                                                        -                   -                 (20)
                                                                    ----------          ----------          ----------
        Total realized losses                                                -                   -             (29,842)
                                                                    ----------          ----------          ----------
  Net investment losses                                             $        -          $        -          $  (10,410)
                                                                    ==========          ==========          ==========

(CONTINUED)

ARISTA INVESTORS CORP.

December 31, 2001, 2000 and 1999

13.  STATUTORY MATTERS

        The following is a reconciliation of Arista's net stockholder's equity and net income (loss) determined on the statutory basis of accounting required by insurance regulation to amounts of equity and net income (loss) included in the financial statements of Arista prepared on the basis of accounting principles generally accepted in the United States of America for the years ended December 31, 2001, 2000 and 1999:


                                                                       2001                2000                1999
                                                                    ----------          ----------          ----------
Capital and surplus reported for SAP purposes                       $  723,887          $  703,031          $  716,849
Add (deduct):
  Inclusion of non-admitted assets                                     151,983             151,983             167,250
  Other, net of tax                                                                              -             (10,205)
  Prior period tax over-accrual                                       (199,963)           (202,293)           (203,295)
                                                                    ----------          ----------          ----------
        Stockholder's equity reported in
         Arista's financial statements                              $  675,907          $  652,721          $  670,599
                                                                    ==========          ==========          ==========
Net income (loss) reported for SAP purposes                         $   20,856          $  (29,085)         $  477,606
Add (deduct):
  Other, net of tax                                                          -              10,207                   -
  Realized gain on investments, net of tax                                   -                   -                 192
  Income tax expense differences                                        (3,669)              1,000            (438,145)
                                                                    ----------          ----------          ----------
        Net income (loss) reported in Arista's
         financial statements                                       $   17,187          $  (17,878)         $   39,653
                                                                    ==========          ==========          ==========

        Arista was in compliance with the NYSID minimum statutory capital and surplus requirement at December 31, 2001, 2000 and 1999.

        Under the New York State Insurance Law, Arista may pay dividends only out of its statutory earned surplus. In addition, the maximum amount of dividends that may be paid in any twelve-month period without regulatory approval is the lesser of the adjusted net investment income or 10% of its surplus. Arista paid a dividend of $167,526 in February 1999 (see Note 8).

        In March 1999, the NYSID approved an extraordinary cash dividend of $4,000,000, based on their review of Arista's filed December 31, 1998 Annual Statement, on the condition that there has been no event that has significantly impacted upon Arista's last reported surplus as regards policyholders. In March, 1999 and May, 1999 Arista paid extraordinary cash dividends of $3,000,000 and $1,000,000, respectively, to the Company (see Note 8).

(CONTINUED)

ARISTA INVESTORS CORP.

December 31, 2001, 2000 and 1999

        On April 29, 1999 and June 8, 1999 the NYSID approved extraordinary cash dividends of $1,200,000 and $150,000, respectively, based on their review of Arista's Quarterly Statement filed March 31, 1999, on the condition that there has been no event that has significantly impacted upon Arista's last reported surplus as regards policyholders. In May 1999 and June 1999 Arista paid extraordinary cash dividends of $1,200,000 and $150,000, respectively, to the Company (see Note 8).

14.  INDUSTRY SEGMENTS

        Effective July 1, 1998, Arista ceded its insurance segment to The Guardian and discontinued sales of the Insurance effective November 11, 1998. The Company concurrently entered into a TPA Agreement with The Guardian, effective July 1, 1998. The Company also provides third party administrative services for other insurance companies (see Note 6). Accordingly, Arista was a provider of third party administrative services after July 1998.

15.  MAJOR CUSTOMER

        For the years ended December 31, 2001, 2000 and 1999, third party administrative fees from The Guardian represented approximately 90%, 96% and 98%, respectively, of the Company's total revenues. Revenues and profit and loss by segment for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                                   TPA
                                                                  Service          Consolidated
                                                                  Segment              Total
                                                              ----------------   ----------------
2001
  Gross revenues                                               $   3,848,094       $   3,848,094
  Revenues from The Guardian                                   $   3,465,831       $   3,465,831
  Loss before income taxes                                     $    (133,107)      $    (133,107)

2000
  Gross revenues                                               $   3,966,704       $   3,966,704
  Revenues from The Guardian                                   $   3,823,295       $   3,823,295
  Income before income taxes                                   $     242,211       $     242,211

1999
  Gross revenues                                               $   3,505,816       $   3,505,816
  Revenues from The Guardian                                   $   3,429,398       $   3,429,398
  Loss before income taxes                                     $     (10,525)      $     (10,525)


ARISTA INVESTORS CORP.

SCHEDULE I
CONDENSEDFINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
BALANCE SHEETS

                                                                                                 December 31,
                                                                                     ----------------------------------
                                                                                           2001                2000
                                                                                     -----------------  ---------------
ASSETS

Investment in subsidiaries                                                            $       755,535    $    737,244
Cash and equivalents                                                                           69,686          75,119
Receivable under TPA service agreements                                                       510,700         596,012
Due from related party                                                                        293,978         299,484
Prepaid expenses and other assets                                                             181,287         288,780
Furniture and equipment - net                                                                  15,025          28,024
Deferred tax asset                                                                          1,045,000         993,120
                                                                                     -----------------  ---------------
        Total assets                                                                  $     2,871,211    $  3,017,783
                                                                                     =================  ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued expenses                                               $       573,821    $     469,405
  Payable to related party                                                                          -          200,000
  Due to subsidiaries, net                                                                  1,381,868        1,341,803
                                                                                     -----------------  ---------------
        Total liabilities                                                                   1,955,689        2,011,208
Stockholders' equity                                                                          915,522        1,006,575
                                                                                     -----------------  ---------------
        Total liabilities and stockholders' equity                                    $     2,871,211    $   3,017,783
                                                                                     =================  ===============

STATEMENTS OF OPERATIONS

                                                                                 Years Ended December 31,
                                                                  -----------------------------------------------------
                                                                       2001                2000                1999
                                                                  ---------------   -----------------  ----------------
Revenue:
  Third party administrative services                             $  3,938,331        $  3,966,039        $  3,496,066
  Investment income                                                      7,926              16,016              41,784
                                                                  ---------------   -----------------  ----------------
                                                                     3,946,257           3,982,055           3,537,850
Expenses:
  General and administrative expenses                                4,106,778           3,708,606           3,619,519
                                                                  ---------------   -----------------  ----------------
      Income (loss) from operations before income tax
        benefits and equity in net income (loss) of
        subsidiaries                                                  (160,521)            273,449             (81,669)
Income tax expense (benefits)                                          (49,663)            135,200              (4,449)
                                                                  ---------------   -----------------  ----------------
      Income (loss) from operations before equity
        in net income (loss) of subsidiaries                          (110,858)            138,249             (77,220)
Equity in net income (loss) of subsidiaries                             19,787             (20,046)             39,653
                                                                  ---------------   -----------------  ----------------
      Net income (loss)                                           $    (91,071)       $    118,203        $    (37,567)
                                                                  ===============   =================  ================

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Arista Investors Corp. as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001.

(CONTINUED)

ARISTA INVESTORS CORP.

CONDENSEDFINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY) STATEMENTS OF CASH FLOWS

                                                                                 Years Ended December 31,
                                                                 ------------------------------------------------------
                                                                       2001                2000                1999
                                                                 ----------------  ------------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $    (91,071)       $    118,203        $    (37,567)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation                                                        12,999              19,905              39,340
    Equity in net income (loss) of subsidiaries                        (19,787)             20,046             (39,653)
    Amortization of deferred acquisition costs                          38,459              38,460              19,230
    Increase (decrease) in assets and liabilities:
      investment In subsidiary                                           1,500                   -                   -
      Receivable from third party administration                        85,312             478,127            (325,342)
      Due to subsidiaries                                               40,065             (42,547)         (2,295,004)
      Due from related party                                             5,506             115,927            (189,826)
      Prepaid expenses and other assets                                 69,048             (74,475)           (113,742)
      Deferred tax asset                                               (51,880)             91,240             (17,526)
      Accounts payable and accrued expenses                            104,416             (91,916)            689,390
      Payable to related party                                        (200,000)           (600,000)         (1,056,277)
                                                                 ----------------  ------------------  ----------------
        Net cash provided by (used in)
         operating activities                                           (5,433)             72,970          (3,326,977)
                                                                 ----------------  ------------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Furniture and equipment acquired                                           -              (3,080)             (8,482)
                                                                 ----------------  ------------------  ----------------
        Net cash used in investing activities                                -              (3,080)             (8,482)
                                                                 ----------------  ------------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Acquisition of Convertible Class B common stock                            -                   -            (146,347)
  Dividend from subsidiary                                                   -                   -           5,517,526
  Return of capital from subsidiary                                          -                   -           2,492,000
  Partial liquidating distribution                                           -                   -          (5,731,323)
                                                                 ----------------  ------------------  ----------------
        Net cash provided by financing activities                            -                   -           2,131,856
                                                                 ----------------  ------------------  ----------------
        Increase (decrease) in cash and equivalents                     (5,433)             69,890          (1,203,603)

CASH AND EQUIVALENTS:

  Beginning of year                                                     75,119               5,229           1,208,832
                                                                 ----------------  ------------------  ----------------
  End of year                                                     $     69,686        $     75,119        $      5,229
                                                                 ================  ==================  ================

(CONTINUED)

ARISTA INVESTORS CORP.

CONDENSEDFINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY) STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                 Years Ended December 31,
                                                                    --------------------------------------------------
                                                                       2001                2000                1999
                                                                    --------------  -----------------  ---------------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid during the year for:

    Income taxes                                                    $    3,999          $   32,479          $   23,855
                                                                    ==============  =================  ===============
    Interest                                                        $    3,508          $   22,817          $   59,082
                                                                    ==============  =================  ===============
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
  The Company canceled a note and acquired Convertible
    Class B common stock as follows:

    Cancellation of secured promissory note receivable              $        -          $        -          $  500,000
    Acquisition of Convertible Class B  common stock                         -                   -            (646,437)
                                                                    --------------  -----------------  ---------------
        Cash paid                                                   $        -          $        -          $ (146,437)
                                                                    ==============  =================  ===============

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Arista Investors Corp. as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001.

(CONTINUED)

ARISTA INVESTORS CORP.

CONDENSEDFINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, 2000 and 1999

1.   BASIS OF PRESENTATION

        Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Information of the Registrant does not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America. It is therefore suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report as referenced in Form 10-K, Part II, Item 8, pages F-1 to F-28.

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

SEE INDEPENDENT AUDITORS' REPORT.

ARISTA INVESTORS CORP.

SCHEDULE II
SUPPLEMENTAL SEGMENT INFORMATION

Years Ended December 31, 2001 and 2000

                                                      Future
                                                      Policy                       Other
                                                     Benefits,                     Policy
                                       Deferred       Losses,                    Claims and                      Net
                                        Policy      Claims and      Unearned      Benefits       Premium      Investment
              Segment                Acquisition   Loss Expenses    Premiums      Payable        Revenue        Income
             Column A                  Column B      Column C       Column D      Column E      Column F       Column G
-----------------------------------  ------------  -------------  ------------  ------------ -------------  --------------
               2001

Disability insurance                  $       -    $           -    $       -     $       -   $         -    $         -

Property and casualty                         -                -            -             -             -              -

Third-party administrative service            -                -            -             -     3,848,094         19,937
                                     ------------  -------------  ------------  ------------ -------------  --------------
                                      $       -    $           -    $       -    $        -   $ 3,848,094    $    19,937
                                     ============  =============  ============  ============ =============  ==============
               2000

Disability insurance                  $       -    $           -    $       -    $        -   $         -    $         -

Property and casualty                         -                -            -             -             -              -

Third-party administrative service            -                -            -             -     3,966,704         39,275
                                     ------------  -------------  ------------  ------------ -------------  --------------
                                      $       -    $           -    $       -    $        -   $ 3,966,704    $    39,275
                                     ============  =============  ============  ============ =============  ==============

                                        Benefits,    Amortization
                                         Claims,     of Deferred
                                       Losses and       Policy        Other
                                       Settlement    Acquisition    Operating      Premiums
              Segment                   Expenses        Costs        Expenses       Written
             Column A                   Column H       Column I      Column J      Column K
----------------------------------   -------------  -------------   -----------   -----------
               2001

Disability insurance                 $         -    $          -    $        -    $        -

Property and casualty                          -               -             -             -

Third-party administrative service             -               -     4,134,294             -
                                     -------------  -------------   -----------   -----------
                                     $         -    $          -    $4,134,294    $        -
                                     -------------  -------------   -----------   -----------
               2000

Disability insurance                 $         -    $          -    $        -    $        -

Property and casualty                          -               -             -             -

Third-party administrative service             -               -     3,773,390             -
                                     -------------  -------------   -----------   -----------
                                     $         -    $          -    $3,773,390    $        -
                                     -------------  -------------   -----------   -----------

SEE INDEPENDENT AUDITORS' REPORT.