Form 10-K/A
period 2001-12-31
ARISTA INVESTORS CORP
filed 2002-04-30
CIK 799902

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended .........................December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _________________ .

                         Commission File Number 0-16520

                             ARISTA INVESTORS CORP.
                             ----------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     13-2957684
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


    116 John Street, New York, New York                                 10038
-----------------------------------------------------             --------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:   (212) 964-2150
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

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the directors, executive officers, their ages, positions with the Registrant and Arista, and tenure as directors of the Registrant, are set forth below:


                                                                                      DIRECTOR OF THE
NAME                  AGE      POSITION                                              REGISTRANT SINCE
--------------        ---      -------------------------------------------------     ----------------
Bernard Kooper         76      Chairman of the Boards of Directors of the                  1978
                               Registrant and Arista

Stanley S. Mandel      67      President and Director of the Registrant and                1983
                               Arista

Susan J. Hall          58      Senior Vice President, Treasurer and Secretary               --
                               of the Registrant and Arista, and Controller
                               and Director of Arista

Peter J. Norton        57      Vice President of the Registrant and a Director              --
                               of Arista

Louis H. Saltzman      50      Director of the Registrant and Arista                       1981

Daniel Glassman        73      Director of the Registrant and Arista                       1994

Michael B. Krasner     61      Director of the Registrant and Arista                       1999

                         ------------------------------

         BERNARD KOOPER has served as Chairman of the Board of Directors of the Registrant since its inception and Chairman of the Board of Directors of Arista since June 1986. Mr. Kooper served as President of the Registrant from its inception to November 12, 1998, the closing date of the transactions (the "Transaction") emanating from the Assumption Reinsurance Agreement, dated September 23, 1998 (the "Treaty"), between the Registrant, Arista and The Guardian Life Insurance Company of America ("The Guardian") and the Administrative Services Agreement, dated September 23, 1998 (the "TPA Agreement"), between the Registrant and The Guardian. Since 1971, he has served as President and has been the sole stockholder of Bernard Kooper Life Agency, Inc. and Bernard Kooper Associates, Inc., life and accident and health general agents in New York, New York. From 1968 through December 2000, Mr. Kooper also served as Vice President and was a principal stockholder of Fischman-Kooper, Inc., a multi-line insurance agency located in Roslyn Heights, New York. Mr. Kooper is the former father-in-law of Louis H. Saltzman.

         STANLEY S. MANDEL has served as President of the Registrant since the closing date of the Transaction and also as a Director of the Registrant, and President and a director of Arista since August 1983. From August 1993 until the closing date of the Transaction, Mr. Mandel served as Executive Vice President of the Registrant. Mr. Mandel is also Chairman of the Board of Directors of Kingsbrook Jewish Medical Center.

         SUSAN J. HALL has served as Senior Vice President and Treasurer of the Registrant and Arista since March 1988, as Secretary of the Registrant and Arista since the closing date of the Transaction and as a Director of Arista since June 1987. Since October 1986, she has served as Controller of Arista.

         PETER J. NORTON has served as Vice President of the Registrant since February 1, 1999, and Vice President of Arista since July 1, 1994. Mr. Norton has served as a Director of Arista since May 4, 1999. Mr. Norton is also a director of Kingsbrook Jewish Medical Center.

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

         The terms of office of all officers and directors expire at the time of the annual meeting of stockholders of the Registrant.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Exchange Act requires the Registrant's directors and executive officers, and persons who beneficially own more than ten percent of the Registrant's common stock (the "Ten Percent Stockholders") to file with the Securities and Exchange Commission initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Form 4 or Form 5. Executive officers, directors, and Ten Percent Stockholders are required to furnish the Registrant with copies of such Forms. Based solely on a review of such Forms furnished to the Registrant, the Registrant believes that during the year ended December 31, 2001, the Registrant's executive officers, directors, and Ten Percent Stockholders complied with all applicable Section 16(a) filing requirements.


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

SUMMARY COMPENSATION TABLE


                                                                               Long-Term Compensation
                                                                         ----------------------------------
                                          Annual Compensation                     Awards            Payouts
                                  -------------------------------------  -----------------------    -------
                                                                         Restricted   Securities
                                                                            Stock     Underlying     LTIP         All Other
  Name and Principal                           Bonus     Other Annual      Awards      Options/     Payouts     Compensation
       Position           Year    Salary($)     ($)     Compensation($)      ($)       SARs (#)       ($)          ($) (4)
----------------------    ----    ---------    -----    ---------------   --------    ---------     -------     ------------
Bernard Kooper -            1999      15,625    35,000     21,125            -0-         -0-          -0-          897,706
Chairman of the Boards
of Directors of the         2000         -0-       -0-     55,875            -0-         -0-          -0-              -0-
Registrant and Arista
(1)(4)(5)                   2001         -0-       -0-     51,000(6)         -0-         -0-          -0-              -0-

Stanley S. Mandel -         1999     201,010    70,000     52,846(7)(8)      -0-         -0-          -0-          303,107
President and a Director
of the Registrant and       2000     150,000    35,000     50,000(8)         -0-         -0-          -0-          619,200
Arista (2)(3)(4)(5)
                            2001     144,808    35,000    118,000(7)(8)      -0-         -0-          -0-          217,632(5)(9)(10)

Susan J. Hall - Senior      1999      90,316    24,500      4,160(7)         -0-         -0-          -0-           14,928
Vice President,
Treasurer and Secretary
of the Registrant and       2000      99,150       -0-        -0-            -0-         -0-          -0-            2,725
Arista and a Director of
Arista
                            2001      96,862       -0-      7,631(7)         -0-         -0-          -0-            2,917(9)

Peter J. Norton- Vice       1999     125,000    18,500      4,808(7)         -0-         -0-          -0-           11,198
President of the
Registrant                  2000     125,000       -0-     12,019(7)         -0-         -0-          -0-           13,350
and Arista and a
Director of Arista(11)      2001     120,673       -0-      9,615(7)         -0-         -0-          -0-           13,220(9)


-----------
(1) Effective February 1993, the Registrant entered into an employment agreement with Mr. Kooper which provided Mr. Kooper with a base salary of $150,000 per annum (the "Kooper Employment Agreement"). The Kooper Employment Agreement obliged Mr. Kooper to devote such time as he deemed necessary to perform his duties on behalf of the Registrant (but in no event less than 120 days per year). Mr. Kooper devoted and continues to devote a substantial amount of his time to the activities of Bernard Kooper Life Agency Inc., Bernard Kooper Associates, Inc., Fischman- Kooper, Inc. (through December 2000) and other business activities during the year. In July 1994, the Kooper Employment Agreement was amended to, among other things, extend Mr. Kooper's term of employment for an additional three year period, expiring in February 2001. Effective December 10, 1998, the Kooper Employment Agreement was terminated. See Footnote (5) below.

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

(3) Effective on the closing date of the Transaction, the Registrant entered into a new employment agreement with Mr. Mandel (the "Mandel Investors Employment Agreement") pursuant to which Mr. Mandel is employed as President of the Registrant for a period ending on the termination date of the TPA Agreement (the "Employment Period"), renewable for an additional period of not more than three years. Pursuant to the Mandel Investors Employment Agreement, Mr. Mandel received through September 30, 1999 a salary of $185,000 per annum, an annual bonus equal to 8% of the Registrant's annual earnings before income taxes and extraordinary or non-recurring items from third party administration operations for such bonus period and a nonaccountable expense allowance equal to $5,000 per annum. The Mandel Investors Employment Agreement may be terminated upon Mr. Mandel's death or disability, with or without "Cause," the occurrence of a "Change of Control" (as those terms are defined in the Mandel Investors Employment Agreement) and the termination of the TPA Agreement. Pursuant to the Mandel Investors Employment Agreement, in the event of a "Change of Control," the Registrant or the successor or surviving corporation, as the case may be, may terminate, assign or assume the Mandel Investors Employment Agreement, provided, however, that any such entity pays Mr. Mandel a sum equal to $370,000. Pursuant to the Mandel Investors Employment Agreement, Mr. Mandel has agreed not to engage in any "Competitive Activity" (as defined in the Mandel Investors Employment Agreement) during the Employment Period and up to a period of one year thereafter, provided, Mr. Mandel is paid a sum equal to $185,000 in twelve equal monthly installments, commencing with the month subsequent to such termination.

     Effective October 1, 1999, the Mandel Investors Employment Agreement was amended to provide an annual base salary of $150,000, a $9,000 per annum expense allowance for business related automobile costs and expenses, and a $5,000 nonaccountable expense allowance. In addition, the amendment obliges Mr. Mandel to devote such time as he deems necessary to perform his duties on behalf of the Registrant (but in no event less than 120 days per year). The amendment also provides for an annual bonus equal to 8% of the Registrant's annual earnings before income taxes and extraordinary and non-recurring items from third party administration operations for such bonus period, but in no event shall the annual bonus be less than $35,000. Effective October 2001, management reduced base compensation by fifteen percent (15%) in order to reduce the total general and administrative expenses of the Company.

(4) Each of the Kooper Employment Agreement and Mandel Employment Agreement were amended in July 1994 to provide for a split-dollar insurance policy in the amount of $1,000,000 and $205,000, respectively. Under these agreements, the Registrant and Arista paid the premiums on these policies on behalf of Mr. Kooper and Mr. Mandel for a period of time specified in each agreement. The premium payments are treated as loans to both Mr. Kooper and Mr. Mandel and are collateralized by the underlying policy cash values. For the year ended December 31, 2001, loans aggregating $292,947 and $151,983 were made to Mr. Kooper and Mr. Mandel, respectively. The policies also provide that in the event that Mr. Kooper or Mr. Mandel shall be living on February 16, 2001, each of them will be entitled to a lump sum retirement benefit equal to the amount of premiums paid by the Registrant or Arista, attributable to the cumulative increase in the cash surrender value of the policies during the period ended February 2001. As of December 31, 2001, the lump sum retirement benefit was not paid to either Mr. Kooper or Mr. Mandel.

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

(5) The Kooper Employment Agreement and the Mandel Employment Agreement provided that in the event of a consolidation, merger, or sale of all or substantially all of the assets of the Registrant or Arista, such employment agreements may be terminated, and upon such termination, Mr. Kooper and/or Mr. Mandel, respectively, would be entitled to receive a lump sum payout. The payout was to be the maximum amount that would not trigger the excise tax payable in the event of an "excess parachute payment" as such term is defined in the Internal Revenue Code of 1986, as amended. Effective December 10, 1998, the Kooper Employment Agreement and the Mandel Employment Agreement were terminated, and Mr. Kooper and Mr. Mandel became entitled to receive payments of $861,658 and $994,619, respectively. The Registrant was required to pay such amounts to Messrs. Kooper and Mandel within ten days after the payment of the Investors Dividend. On May 13, 1999, the Company made the lump sum payout to Mr. Kooper in the amount of $861,658, and on November 22, 1999, the Registrant made a partial lump sum payout to Mr. Mandel in the amount of $194,619. During fiscal 2000, the Registrant made a total of seven partial lump sum payouts to Mr. Mandel in the amount of $600,000 in the aggregate, and during fiscal 2001, the Registrant made a total of three partial lump sum payouts to Mr. Mandel in the amount of $200,000 in the aggregate. For the year ended December 31, 1999, Mr. Kooper received $16,723 of interest on the outstanding balance of the lump sum payout. Mr. Mandel received $41,657, $21,183 and $1,301of interest on the outstanding balance of the lump sum payout for the years ended December 31, 1999, 2000 and 2001, respectively.

(6) Includes directors fees of $15,000 and consulting fees of $36,000.

(7) Amount realized upon sale of unused vacation time.

(8) During 1999, the Board of Directors authorized the forgiveness of indebtedness of Mr. Mandel's existing $200,000 salary advance, at the rate of $50,000 in each calendar year for the calendar years ending December 31, 1999, 2000, 2001, and 2002.

(9) Other compensation included in fiscal 2001: (a) Stanley S. Mandel also received automobile expenses of $9,000 and a nonaccountable expense allowance of $5,000; (b) Peter Norton received a car allowance of $6,000 and a nonaccountable expense allowance of $3,600; (c) includes 401(k) matching contributions by Registrant as follows: (i) Stanley Mandel, $3,632, (ii) Susan Hall, $2,917, and
(iii) Peter Norton, $3,620.

(10) Includes a partial lump sum payout of $200,000 as discussed in Footnotes
(4) and (5).

(11) Mr. Norton's employment agreement, dated July 1, 1994, with Arista was assigned to the Registrant effective February 1, 1999, pursuant to which Mr. Norton served as Vice President of the Registrant (the "Norton Employment Agreement"). Pursuant to the Norton Employment Agreement, Mr. Norton (a) received an annual base salary equal to $125,000 per year, (b) received an annual bonus as was determined by the Board of Directors, (c) reimbursed for automobile expenses in the sum of $6,000 per year and (d) received a nonaccountable expense allowance equal to $3,600 for each twelve month period falling within the employment period. The Norton Employment Agreement was terminable in the case of the death or disability of Mr. Norton or with or without "Cause" (as defined in the Norton Employment Agreement). Pursuant to the Norton Employment Agreement, Mr. Norton had agreed not to engage in any "Competitive Activity" (as defined in the Norton Employment Agreement) during the Employment Period and up to a period of one year thereafter, provided, Mr. Norton was paid a sum equal to $75,000 in twelve equal monthly installments, commencing the month subsequent to such termination. Effective July 1, 1999, the Norton Employment Agreement was amended to extend the term of the agreement to December 31, 2000, under the same terms and conditions. Although the Norton Employment Agreement expired on December 31 2000, Mr. Norton continues to serve as Vice President of the Registrant. Effective October 2001, management reduced base compensation by fifteen percent (15%) in order to reduce the total general and administrative expenses of the Company.

STOCK OPTIONS

         There were no options granted or awards of restricted stock during the year ended December 31, 2001 and there were no warrants or options exercised by any of the Named Executive Officers during the year ended December 31, 2001.


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

         In August, 1999, the Board of Directors of the Registrant engaged Mr. Kooper, the Chairman of the Boards of Directors of the Registrant and Arista, to perform consulting services for the Registrant. In consideration for such consulting services, Mr. Kooper is paid $3,000 per month. Mr. Kooper received $36,000 in 2001.

         In July 1993, Arista entered into an agreement with Richard Greenwald for specified services to be performed for a fee of $500 per week. Mr. Greenwald became a Director of Arista in October 1994. Arista paid $2,500 in 1999 under this Agreement. As a result of the Transaction, such agreement between Arista and Mr. Greenwald was terminated, effective as of January 31, 1999. See "Item 13
- Certain Transactions."


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

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         For the year ended December 31, 2001, the Audit Committee and Compensation Committee consisted of the entire Board of Directors.

         Mr. Fischman, a former Vice President and Director of the Registrant, and a former Director of Arista, is a principal shareholder of Fischman-Kooper, Inc., an insurance broker. Mr. Kooper, a former President of the Registrant and the current Chairman of the Boards of Directors of the Registrant and Arista, owns Bernard Kooper Life Agency, Inc., a general agent of Arista and/or the Registrant. Mr. Kooper was a principal shareholder of Fischman-Kooper, Inc. through December 2000. During the calendar years 1999, 2000 and 2001, Arista and/or the Registrant paid approximately $177,200, $153,800 and $155,700, respectively, in gross commissions to Bernard Kooper Life Agency, Inc. Of these amounts, Bernard Kooper Life Agency, Inc. paid approximately $133,000 in 1999, $114,000 in 2000 and $110,600 in 2001 to brokers, including approximately, $19,000 in 1999, $13,000 in 2000 and $10,600 in 2001 to members of the Board of
Directors of Arista who are licensed insurance brokers. Furthermore, the commissions paid to director/brokers include payments to Fischman-Kooper, Inc. of approximately $16,020 in 1999 and $10,000 in 2000, and payments to Louis D. Krasner, Inc. of approximately $3,000 in 1999 and 2000 and $3,400 in 2001. Michael B. Krasner, a Director of the Registrant and Arista, is the President of Louis D. Krasner, Inc. Bernard Kooper Life Agency, Inc., Fischman-Kooper, Inc. and Louis D. Krasner, Inc. were compensated on the same basis as Arista's other general agents and brokers.

         In addition to the commissions described in the preceding paragraph, members of the Board of Directors of the Registrant and Arista received commissions paid by third parties of approximately $9,000 in 1999, $10,000 in 2000 and $10,700 in 2001 for the placement of the Registrant's or Arista's life and health insurance coverage, directors' and officers' liability insurance and fidelity bond and casualty insurance coverage with other insurers. Furthermore, such commissions paid to director/brokers include $8,000 in 1999, $9,000 in 2000 and $10,200 in 2001 paid to Louis D. Krasner,
Inc. for directors' and officers' liability insurance, fidelity bond and casualty insurance coverages, and approximately $1,000 in each of 1999 and 2000 and $500 in 2001 paid to Louis H. Saltzman for life insurance coverages.

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

ITEM 12.  PRINCIPAL STOCKHOLDERS; SHARES HELD BY MANAGEMENT

         On April 19, 2002, the Registrant had 2,570,100 Class A Common Shares (excluding 10,000 shares of treasury stock) issued and outstanding. The following table sets forth the number of shares of the Registrant's common stock owned as of April 19, 2002 by (i) owners of more than 5% of the Registrant's outstanding common stock, (ii) each director of the Registrant, (iii) each of the Named Executives, and (iv) all executive officers and directors of the Registrant as a group. Except as otherwise indicated, each person or entity named in the table has sole investment power and sole voting power with respect to the shares of the Registrant's common stock set forth opposite his or her name.


                                                    Number of Shares of Class A       Percentage of Ownership
                                                     Common Stock Beneficially           of Class A Common
Name and Address of Beneficial Owner                           Owned                     Stock Outstanding
------------------------------------                ---------------------------       -----------------------
Bernard Kooper, Chairman of                                   525,200                          20.4%
the Boards of Directors of
the Registrant and Arista (2)(4)
116 John Street
New York, New York  10038

Stanley S. Mandel, President and                              105,400                           4.1%
Director of the Registrant
and Arista (3)(5)
116 John Street
New York, New York  10038

Susan J. Hall -                                                 1,100                            *
Senior Vice President,
Treasurer and Secretary of
the Registrant and Arista,
and Controller and Director
of Arista
116 John Street
New York, New York 10038

Peter J. Norton, Vice President                                  -                               -
of the Registrant and Arista and
Director of Arista
116 John Street
New York, New York 10038

Louis H. Saltzman                                              15,000                            *
Director of the Registrant
and Arista (4)
1205 Northern Boulevard
Manhasset, New York 11030

Daniel Glassman, Director of the                               38,600                           1.5%
Registrant and Arista
17160 Cassava Way
Boca Raton, Florida 33487






                                                    Number of Shares of Class A       Percentage of Ownership
                                                     Common Stock Beneficially           of Class A Common
Name and Address of Beneficial Owner                           Owned                     Stock Outstanding
------------------------------------                ---------------------------       -----------------------
Michael B. Krasner, Director of the                            29,800                           1.2%
  Registrant and Arista
371 Merrick Road
Rockville Centre, New York 11570

Keith E. Mandel, M.D.(5)                                      178,400                           6.9%
51 Towne Commons Way, #31
Cincinnati, Ohio 45215

Old Lyme Holding Corporation(6)                               205,000                           8.0%
122 East 42nd Street
New York, New York 10168

A.F. Hovey (7)                                                201,700                           7.9%
1724 Plaza 600 Building
600 Stewart Street
Seattle, Washington 98101-1219

Helmut N. Friedlander (8)                                     190,000                           7.4%
60 East 42nd Street
Suite 3820
New York, New York 10165

All officers and directors                                    715,100                          27.8%
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


ITEM 13.  CERTAIN TRANSACTIONS

         In August, 1999, the Board of Directors of the Registrant engaged Mr. Kooper, the Chairman of the Boards of Directors of the Registrant and Arista, to perform consulting services for the Registrant. In consideration for such consulting services, Mr. Kooper is paid $3,000 per month. Mr. Kooper received $6,000 in 1999, $42,000 in 2000 and $36,000 in 2001.

         In July 1993, the Company entered into an agreement with Richard Greenwald for specified services to be performed for a fee of $500 per week. Pursuant to such agreement, Mr. Greenwald provided consulting services with respect to proposed transactions and related activities of Arista, including, but not limited to, identifying available books of business and negotiating the terms of such acquisitions. Mr. Greenwald became a Director of Arista in October 1994. Arista paid under this agreement $2,500 in 1999. Subsequent to the Transaction, such agreement between Arista and Mr. Greenwald was terminated, effective as of January 31, 1999.

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

                                             ARISTA INVESTORS CORP.


Dated:   April 30, 2002                      By: /s/ Stanley S. Mandel
                                                --------------------------------
                                                Stanley S. Mandel, President