Form 10-Q
period 2002-03-31
ARISTA INVESTORS CORP
filed 2002-05-20
CIK 799902

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2002
                                                 --------------

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

           For the transition period from ______________ to __________

                          Commission File No. 2-8381-NY

                             ARISTA INVESTORS CORP.
                             ----------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    13-2957684
---------------------------------------            ----------------------
   (State or other jurisdiction                      (I.R.S. Employer
    of incorporation or organization)                Identification No.)

    116 John Street, New York, N.Y.                        10038
----------------------------------------                ------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (212) 964-2150

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No / /

The aggregate number of Registrant's outstanding shares on May 15, 2002 was 2,570,100 shares of Class A Common Stock, $0.01 par value.

                             ARISTA INVESTORS CORP.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                              Page

    Item 1. Financial Statements:

            Consolidated Balance sheets at March 31,
              2002(Unaudited)and December 31, 2001           3

            Consolidated Statements of Income and
              Comprehensive Income (Unaudited) for
              the three months ended March 31, 2002
              and 2001                                       4

            Consolidated Statements of Changes in Stock-
              holders' Equity for the three months ended
              March 31, 2002 (Unaudited) and the year ended
              December 31, 2001                              5

            Consolidated Statements of Cash Flows
              (Unaudited) for the three months ended March
              31, 2002 and 2001                              6

            Notes to Financial Statements                    7

    Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operat-
              tions                                         10

PART II. OTHER INFORMATION

    Item 1 through Item 6                                   12

    Signatures                                              13

PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

ARISTA INVESTORS CORP.
CONSOLIDATED BALANCE SHEETS


                                                                    March 31,       December 31,
                                                                      2002              2001
                                                                   -----------      -----------
                                                                   (unaudited)
ASSETS

Cash and equivalents                                               $   425,745      $   472,940
Deferred acquisition costs, net                                         48,074           57,689
Receivables from related parties                                       446,769          445,962
Receivables from third party administration (Notes 3 and 5)            504,745          510,700
Furniture and equipment, at cost, net of
  accumulated depreciation of $906,100 at March 31, 2002
  and $903,908 at December 31, 2001                                     12,833           15,025
Prepaid and refundable income taxes                                     30,700           33,564
Deferred income taxes                                                   48,100           34,100
Other assets                                                            96,262          117,032
                                                                   -----------      -----------

                    Total assets                                   $ 1,613,228      $ 1,687,012
                                                                   ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

  Accounts payable and accrued expenses                            $   598,785      $   632,288
                                                                   -----------      -----------

                    Total liabilities                                  598,785          632,288
                                                                   -----------      -----------

COMMITMENTS AND CONTINGENCIES (Noted 5)

STOCKHOLDERS' EQUITY:

  Class A common stock, $.01 par value; 9,950,000
    shares authorized, 2,580,100 shares issued                          25,801           25,801
  Retained earnings                                                  1,015,382        1,055,663
                                                                   -----------      -----------
                                                                     1,041,183        1,081,464

  Cost of 10,000 shares Class A common stock held
     in treasury                                                       (26,740)         (26,740)
                                                                   -----------      -----------

                    Total stockholders' equity                       1,014,443        1,054,724
                                                                   -----------      -----------

                    Total liabilities and stockholders' equity     $ 1,613,228      $ 1,687,012
                                                                   ===========      ===========




The accompanying notes are an integral part of these financial statements.

ARISTA INVESTORS CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Three Months Ended March 31, 2002 and 2001
             (unaudited)


                                                              2002             2001
                                                          -----------      -----------
REVENUE FROM OPERATIONS:
   Third party administrative services                    $   892,592      $ 1,087,102
   Net investment income                                        1,287            6,896
   Other income (loss)                                        (59,264)          38,636
                                                          -----------      -----------

                    Total revenue                             834,615        1,132,634

EXPENSES:
   General and administrative expenses                        883,346        1,236,152
                                                          -----------      -----------

                    Loss from operations before
                       income tax provision (benefit)         (48,731)        (103,518)

PROVISION (BENEFIT) FOR INCOME TAXES
    Provision (benefit) for income taxes                       (8,450)         (21,280)
                                                          -----------      -----------

                    Net loss from operations                  (40,281)         (82,238)

OTHER COMPREHENSIVE INCOME (LOSS)                                  --               --
                                                          -----------      -----------

TOTAL COMPREHENSIVE LOSS                                  $   (40,281)     $   (82,238)
                                                          ===========      ===========


NET INCOME (LOSS) PER COMMON SHARE:
   Basic and diluted                                      $     (0.02)     $     (0.03)
                                                          ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
   Basic and diluted                                        2,570,100        2,570,100
                                                          ===========      ===========




The accompanying notes are an integral part of these financial statements.

ARISTA INVESTORS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Three month period ended March 31, 2002 (unaudited) and year ended December 31, 2001


                                       Common Stock
                                ---------------------------
                                          Class A
                                ---------------------------                       Class A
                                   Number           Par                           common
                                     of            value         Retained        stock held
                                   Shares          $.01          earnings        in treasury        Total
                                -----------     -----------     -----------      -----------      -----------
Balance - January 1, 2001         2,580,100     $    25,801     $ 1,161,829      $   (26,740)     $ 1,160,890
  Net loss                               --              --        (106,166)              --         (106,166)
                                -----------     -----------     -----------      -----------      -----------
Balance - December 31, 2001       2,580,100          25,801       1,055,663          (26,740)       1,054,724
  Net loss                               --              --         (40,281)              --          (40,281)
                                -----------     -----------     -----------      -----------      -----------
Balance - March 31, 2002          2,580,100     $    25,801     $ 1,015,382      $   (26,740)     $ 1,014,443
                                ===========     ===========     ===========      ===========      ===========












The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                                    2002           2001
                                                                                 ---------      ---------
Cash flows from operating activities:
  Net loss                                                                       $ (40,281)     $ (82,238)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation                                                                   2,192          3,250
      Amortization of deferred acquisition costs                                     9,615          9,615
      Deferred income taxes                                                        (14,000)       (31,000)
      (Increase) decrease in operating assets:
        Prepaid and refundable income taxes                                          2,864          7,851
        Receivable from related parties                                               (807)         2,680
        Receivable from third party administrators                                   5,955        131,027
        Other assets                                                                20,770        (12,350)
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                                      (33,503)        88,538
                                                                                 ---------      ---------

                         Net cash provided by (used in) operating activities       (47,195)       117,373
                                                                                 ---------      ---------

Cash flows from investing activities:
  Furniture and equipment acquired                                                      --             --
  Proceeds from sale of investments and amortization of premiums                        --             --
                                                                                 ---------      ---------

                       Net cash provided by (used in) investing activities              --             --
                                                                                 ---------      ---------

                  Net increase (decrease) in cash and equivalents                  (47,195)       117,373
Cash and equivalents:
  Beginning of period                                                              472,940        463,573
                                                                                 ---------      ---------

  End of period                                                                  $ 425,745      $ 580,946
                                                                                 =========      =========

Supplemental cash flow disclosure:
  Cash paid during the period:

Income taxes                                                                     $   1,322      $   1,869
                                                                                 =========      =========
Interest                                                                         $     387      $   1,244
                                                                                 =========      =========

   The accompanying notes are an integral part of these financial statements.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2002 and 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Arista Investors Corp. (the "Company" or the "Registrant") was incorporated in the State of New York on September 28, 1978 and re-incorporated in the State of Delaware in October 1986. Until July 1, 1998, the Company was principally a holding company with respect to its wholly-owned subsidiaries, Arista Insurance Company ("Arista"), The Collection Group, Inc. (dissolved in January 2001) and Arista Administrative Services, Inc. (an inactive company). Effective July 1, 1998, the Company entered into an Administrative Services Agreement ("TPA Agreement") with The Guardian Life Insurance Company of America ("The Guardian") and commenced services as a third party administrator and as a managing general agency of New York State statutory disability benefits insurance policies (the "DBL polices"), including superstatutory and voluntary disability benefits insurance (collectively, the "Insurance") for The Guardian and other entities. Commencing in December 1998, the Company operated exclusively as a third party administrator and as a managing general agency.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements are prepared using United States generally accepted accounting principles ("GAAP"). Certain information normally included in annual financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to the rules and regulations for interim financial statements issued by the Securities and Exchange Commission ("SEC"). In the opinion of the management of Arista Investors Corp. (the "Registrant"), all adjustments (consisting of normal recurring accruals only) have been reflected for a fair presentation of the unaudited financial position as of March 31, 2002 and results of operations for the three-month periods ended March 31, 2002 and 2001. The operating results for the periods are not necessarily indicative of the results to be expected for the entire year.

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2002 and 2001
                                   (Unaudited)

NOTE 3 - REVENUE RECOGNITION

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), entitled "Revenue Recognition in Financial Statements", as amended by SAB No. 101A and SAB No. 101B, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlined the basic criteria that companies must follow to recognize revenue and provide guidance for disclosures related to revenue recognition policies. The Registrant adopted SAB 101 effective January 1, 2001 without having any effect on its reported results of operation because its policies were substantially the same as the following requirements of SAB 101. The Registrant recognized revenue only when:

o     Persuasive evidence of the service arrangement existed;
o     Delivery of services had occurred;
o The Registrant's service price to its customers were known and determinable; and
o     Collectibility was reasonably assumed.

These policies presume that shipment occurs when administrative services are completed.

NOTE 4 - TRANSACTIONS WITH RELATED PARTIES

At March 31, 2002 and December 31, 2001, Bernard Kooper, Chairman of the Boards of Directors of the Company and Arista, beneficially owned 20.4% of the outstanding shares of Class A common stock, par value $.01 per share (the "Class A Common Stock"). At December 31, 1998 Mr. Kooper also owned 100% of the outstanding shares of Class B common stock, par value $.01 per share (the "Class B Common Stock"). Mr. Kooper is also the owner of Bernard Kooper Life Agency, Inc. (the "Agency"), one of the general agents marketing the DBL policies. During the three months ended March 31, 2002 and 2001, the Agency received approximately $33,000 and $39,000, respectively, in commissions based on the premiums collected on

                             ARISTA INVESTORS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2002 and 2001
                                   (Unaudited)


DBL policies serviced by the Company for The Guardian. Of this amount, the Agency paid approximately $24,000 and $30,000 during the three months ended March 31, 2002 and 2001, respectively, to other brokers, which included certain members of the Board of Directors of the Company and Arista. The amount paid to members of the Board of Directors of the Company and Arista by the Agency was approximately $2,000 and $3,000 for the three months ended March 31, 2002 and 2001, respectively.

NOTE 5 - THIRD PARTY ADMINISTRATION

The Registrant entered into an Administrative Services Agreement dated September 23, 1998 (the "TPA Agreement") with The Guardian. The TPA Agreement was consummated on November 12, 1998 and deemed effective as of July 1, 1998. As a third party administrator under the TPA Agreement, the Registrant performs various services relating to the Insurance underwritten by The Guardian, including, but not limited to pricing of risk, underwriting new and renewal business, investigation, and calculation and payment of claims. The TPA Agreement will terminate on June 30, 2003, unless renewed earlier.

In addition, the Registrant acts as a third party administrator for Hawaii Temporary Disability Insurance policies of Hartford Life and Health Insurance Company and DBL policies underwritten for the United States Life Insurance Company in the City of New York. The latter agreement was terminated effective June 30, 2000.

Effective January 1, 1999, the Registrant entered into an agreement with the Girl Scouts of the U.S.A. (the "Girl Scouts") to provide third-party administrative claim services for the statutory and superstatutory disability benefits insurance provided by the Girl Scouts.

Effective October 1, 2000, the Company entered into an agreement with Highmark Life Insurance Company of New York ("Highmark") to perform third-party administrative services relating to disability policies underwritten by Highmark. The agreement was terminated effective September 30, 2001.

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

RESULTS OF OPERATIONS

Three-Month Periods Ended March 31, 2002 vs. March 31, 2001
(unaudited)

Consolidated net loss from operations for the first three months of 2002 and 2001 were approximately $40,000 and $82,000, respectively. In addition, the loss from operations before the benefit for income taxes were approximately $49,000 and $103,000 for the first three months of 2002 and 2001, respectively. The decrease was due to a reduction in general and administrative expenses, offset by a reduction in total revenue.

Consolidated revenues from third-party administrative services during the three months ended March 31, 2002 and 2001 were approximately $893,000 and $1,087,000, respectively. Revenues decreased in the first quarter of 2002 due to a premium rate reduction required by the New York State Insurance Department relating to some plans administered by the Company as well as the termination of the third-party administrative services agreement with Highmark.

                             ARISTA INVESTORS CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Consolidated investment income for the first three months of 2002 and 2001 were approximately $1,000 and $7,000, respectively. Consolidated other income for the first quarter of 2002 and 2001 were approximately ($59,000) and $39,000, respectively. This decrease was due to a reduction in the calculation of the managing general agency compensation due the Company.

The consolidated general and administrative expenses for the first three months of 2002 and 2001 were approximately $883,000 and $1,236,000, respectively. Decreases in expenses for professional fees and employee wages and benefits attributed to the reduction in general and administrative expenses. The reduction in employees' wages and benefits was due to the reduction in salaries and cost of benefits for officers, effective October 1, 2001, as well as the decrease in the number of clerical staff employed.

LIQUIDITY AND CAPITAL RESOURCES

Retained earnings decreased from $1,055,663 at December 31, 2001 to $1,015,382 at March 31, 2002 as a result of the Company's net loss.

Since the consummation of the cession of Arista's Insurance business to The Guardian, Arista has reduced its capital and paid in surplus to the minimum amount permitted by the New York State Insurance Department and is continuing its plans to sell Arista's charter and license.

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

                                          ARISTA INVESTORS CORP. (REGISTRANT)





                                     BY:    /S/ STANLEY S. MANDEL
                                            ------------------------------------
                                             STANLEY S. MANDEL, President and
                                           Chief Executive Officer (principal
                                                           executive officer)



                                     BY:    /S/ SUSAN J. HALL
                                            ------------------------------------
                                         SUSAN J. HALL, Senior Vice President
                                           and Treasurer (principal financial
                                                      and accounting officer)

May 16, 2002